Form 10QSB
period 2000-03-31
NEO MODERN ENTERTAINMENT CORP
filed 2000-05-19
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
                 For the quarterly period ended March 31, 2000

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                     For the transition period from___ to___

                        Commission file number 000-29169
                                               ---------

                         Neo Modern Entertainment Corp.
                         ------------------------------
        (Exact name of small business issuer as specified in its charter)

               California                                95-4627285
               ----------                                ----------
         (State or other jurisdiction of                 (IRS Employer
         incorporation or organization)                  Identification No.)


          442 N. La Cienega Blvd., Suite 206, West Hollywood, CA 90048
          ------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 652-7556
                                 --------------
                           (Issuer's telephone number)


                          ----------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

Transitional Small Business Disclosure Format (Check One):   Yes  [ ]  No  [x]

                         NEO MODERN ENTERTAINMENT CORP.

                                                                            Page

PART I.       FINANCIAL INFORMATION

        Item 1.      Financial Statements

                     Balance Sheet
                     March 31, 2000 and June 30, 1999                       4

                     Statement of Operations
                     Nine Months and Three Months Ended
                     March 31, 2000 and 1999                                5

                     Statement of Cash Flows
                     Nine Months and Three Months Ended
                     March 31, 2000 and 1999                                6

                     Management's Discussion and Analysis or Plan
                     of Operation                                           10

PART II.      OTHER INFORMATION

        Item 6.      Exhibits and Reports on Form 8-K                       10

        Signatures                                                          11

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended. These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

         The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the nine months ended March 31, 2000 are not necessarily indicative of the results that may be expected for the year ended June 30, 2000. These statements should be read in conjunction with the financial statements and notes thereto included in the Registration Statement on Form 10-SB filed with the Securities and Exchange Commission.

                         NEO MODERN ENTERTAINMENT CORP.
                                  BALANCE SHEET


                                                                                                                        6/30/99
                                    ASSETS                                                           03/31/00           (audited)
                                    ------                                                        --------------     --------------

Current assets:
     Cash                                                                                                 $ 224              $ 168
     Subscription Receivables                                                                                               22,500
                                                                                                  --------------     --------------

Total current assets                                                                                        224             22,668

Other assets:
     Completed film less accumulated amortization of $355,248 and $340,248 respectively
        (NOTE 4, 7, and 13)                                                                             110,000            125,000
     Organization costs less accumulated amortization of $2,500 and $1,900 respectively (NOTE 8)          1,500              2,100
     Projects in process (NOTE 4 and 7)                                                                 341,726            339,938
                                                                                                  --------------     --------------

        Total assets                                                                                  $ 453,450           $489,706
                                                                                                  ==============     ==============

                     LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Accounts payables & Accrued Expenses (NOTE 9)                                                    $ 159,315           $132,970

Long term liabilities (NOTE 10)                                                                         306,631            294,631
                                                                                                  --------------     --------------

        Total Liabilities                                                                               465,946            427,601
                                                                                                  --------------     --------------

Commitment and Contingencies: (Note 13)


Stockholders' equity:
     Common stock $.001 par value; shares authorized 100,000,000 reserved for stock option 13,513,182 issued and outstanding
        9,810,459 and 5,172,386,245 respectively. (NOTE 11)                                               9,811              5,172
     Preferred stock $.50 par value; authorized 20,000,000
       shares; issued and outstanding, none
     Paid-in capital                                                                                    217,898            261,603
     Retained earnings (deficit)                                                                       (240,205)          (204,670)
                                                                                                  --------------     --------------

        Total stockholders' equity                                                                      (12,496)            62,105
                                                                                                  --------------     --------------

        Total liabilities and stockholders' equity                                                    $ 453,450           $489,706
                                                                                                  ==============     ==============


              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF OPERATIONS


                                                   July 1,1999 to       January 1 to      July 1,1998 to       January 1 to
                                                     March 31,            March 31,          March 31,          March 31,
                                                        2000                2000               1999                1999
                                                  -----------------    ----------------   ----------------   -----------------

Net sales                                                 $ 15,000                 $ -            $ 5,707                 $ -
                                                  -----------------    ----------------   ----------------   -----------------

Costs and expenses:
     Amortization of film costs                             15,000                   -              5,707                   -
     Administrative and general                             16,173               4,841             22,507               6,491
     Interest expense                                       19,362               4,000             12,000               4,000
                                                  -----------------    ----------------   ----------------   -----------------

        Total costs and expenses                            50,535               8,841             40,214              10,491
                                                  -----------------    ----------------   ----------------   -----------------

Loss before income taxes                                   (35,535)             (8,841)           (34,507)            (10,491)

Income tax (benefit)                                             -                   -                  -                   -
                                                  -----------------    ----------------   ----------------   -----------------
        Net (loss)                                       $ (35,535)           $ (8,841)         $ (34,507)          $ (10,491)
                                                  =================    ================   ================   =================



Loss per average share outstanding:
     Basic and diluted                                    $ (0.005)           $ (0.001)          $ (0.008)           $ (0.002)
                                                  =====================================   ====================================

Average number of outstanding shares
  used in the per share calculation:
     Basic and diluted                                   7,244,967           7,244,967          4,218,780           4,218,780
                                                  =====================================   ====================================


              See accompanying notes to the financial statements.

              NEO MODERN ENTERTAINMENT CORP.
                  STATEMENT OF CASH FLOWS


                                                                      July 1,1999 to January 1 to    July 1,1998 to   January 1 to
                                                                       March 31,       March 31,      March 31,        March 31,
                                                                          2000           2000            1999             1999
                                                                      -------------  --------------  -------------   ---------------
Cash flows from operating activities:
    Net (loss)                                                           $ (35,535)       $ (8,841)     $ (34,507)        $ (10,491)
    Amortization of Film Cost and Organization Expense                      15,600             200          6,507               200
    Adjustments to reconcile net loss to net cash
      provided by (used in) operating activities:
       Changes in assets and liabilities:
          Reduction of Recievables                                          22,500          15,000              -                 -
          Increase (decrease) Accounts payables and accrued expenses        25,233          14,037         20,000             5,000
                                                                      -------------  --------------  -------------   ---------------
             Net cash provided (applied) by operating activities            27,798          20,396         (8,000)           (5,291)
                                                                      -------------  --------------  -------------   ---------------

Cash flows used in investing activities:
    Film costs                                                              (1,788)           (250)       (50,856)                -
                                                                      -------------  --------------  -------------   ---------------

             Net cash used in investing activities                          (1,788)           (250)       (50,856)                -
                                                                      -------------  --------------  -------------   ---------------

Cash used in financing activities:
    Increase in Notes Payable                                               13,112          13,112         80,722             5,257
    Proceeds from issuance of stocks                                         4,639             533              -                 -
    Stock issuance cost                                                    (43,705)        (34,277)       (21,974)                -
                                                                      -------------  --------------  -------------   ---------------

             Net cash used in financing activities                         (25,954)        (20,632)        58,748             5,257
                                                                      -------------  --------------  -------------   ---------------

Net increase in cash                                                            56            (486)          (108)              (34)

Cash and cash equivalents at beginning of period                               168             710            124                50
                                                                      -------------  --------------  -------------   ---------------

Cash and cash equivalents at end of period                               $     224        $    224           $ 16              $ 16
                                                                      =============  ==============  =============   ===============

Supplemental disclosure of cash flow information:

    Interest paid
                                                                      =============  ==============  =============   ===============
    Income taxes paid                                                          $ -             $ -            $ -               $ -
                                                                      =============  ==============  =============   ===============



              See accompanying notes to the financial statements.

                        NEO MODERN ENTERTAINMENT, CORP.
                         (A Development Stage Company)
                         Notes to Financial Statements


Note 1 Organization
         The company was incorporated on March 19, 1997, under laws of the state of California. The Company is engaged in the development, production and distribution of motion pictures.

Note 2 Method of Accounting
         Assets, liabilities, revenues and expenses are recorded under the accrual method of accounting for both financial statements and income tax purposes.

Note 3 Accounting Estimates
         The preparation of financial statements in conformity with generally accepted accounting principles requires Management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from those estimates.

Note 4 Film Library and Projects under Development
         Film Library and projects in progress are stated at the lower of amortized cost or market. Upon completion, cost are amortized on an individual production basis in the proportion of current gross revenues divided by the Management's estimate of total gross revenues with such estimates being reviewed at least quarterly pursuant to FASB 53.

Note 5 Income Taxes
         Income taxes are accounted for in accordance with Statement of Financial Accounting Standards SFAS No. 109 "Accounting for Income Taxes". The Statement employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.

Note 6 Development Stage Company
         Since the inception, the Company has been primarily involved in raising capital, commencing production schedules for various projects under progress, and acquiring services in the field of legal, financial, and entertainment to promote the company and develop it's future infrastructure.

         The Company has devoted substantially all of its efforts toward establishing the entity, by developing various projects and operating the day to day activities. The Company has not generated any significant revenues since its inception. Upon development, release and distribution of motion pictures, more steady revenue can be expected. Theses financial statements comply with the reporting requirements under SFAS No. 7 for Development Stage Companies

                         NEO MODERN ENTERTAINMENT, CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements


Note 7 Film Library and Projects in Progress
         On May 1, 1997 the Company acquired the rights, interests, and titles to certain feature motion pictures and projects in progress from Filmart, Inc., Rafael Zelinsky and related companies subject to the related liabilities. The Company incurred additional costs for Projects in Progress, which were capitalized pursuant to FASB 53. As of March 31, 2000 the cost for the completed film "Fun" amounted $465,248 less accumulated amortization of $362,748 and the cost of the film in progress "Bohemia" is $341,726 with an estimated cost to complete of $200,000 ($100,000 for the completion of principal photography and $100,000 for post production).

Note 8 Organization Cost
         Organization cost is amortized ratably over a 60 months period.

Note 9 Accounts Payable
         Account payable includes project development costs, which consists of expenses incurred but not paid. The accounts payable includes liabilities and obligation acquired as part of the agreement with Filmart, Inc., as explained in
Note 7, in addition to the Company's current payables.

Note 10 Long Term Payable
         Long term debt at consist of the following:

                                             3/31/2000         12/31/1999
                                             ---------         ----------

Rafael Zelinsky & Filmart Inc.
 including interest @ prime plus one          $179,468          168,468
Deluxe Lab (NOTE 13)                            90,000           90,000
Other plus interest @
   prime plus one                               37,163           36,163
                                            ----------       ----------

Total                                         $306,631         $294,631
                                            ==========       ==========




Note 11 Capital Stock
         Due to limited cash resources, the Company engaged various individuals or entities to provide legal, financial, creative, script writing and administrative services by issuing common stock.

Note 12 Compensation
         On October 31, 1999 the Board of Directors ratified an employment contract to the President/CEO for a term of seven years starting from March 21, 1997 calling for the issuance of 18,088,182 in stock options at par value exercisable 4,575,000 shares by March 21, (which were exercised), the balance exercisable every 90 days incrementally through March 21, 2004. The contract also calls for compensation starting March 21, 1997, of $2,000 per month increasing by 25% each year for seven years to be paid plus 10% simple interest when funds are available in excess of operating needs as approved by the Board of Directors. No salary has been paid to date.

         In addition the other 2 members of Board of Directors will receive 8000 shares per month until November 2000.

Note 13 Commitment & Contingencies
The company owes Deluxe Lab $90,000 colateralized by the U.S. video rights of the movie "Fun". They will be paid from the income from sales. Compensation owed to the President/CEO due to date is $91,500 plus interest. This will be paid by Board approval (see Note 12).

Item 2.    Management's Discussion and Analysis or Plan of Operation.

        Plan of Operation:

        We have had a limited operational history over our last three and a half years with no appreciable revenues and may be regarded as a development stage company. Our plan of operation is to raise capital sufficient to fund the production of several extremely low-budget films, and thereby supplement our film library and generate revenue for the subsequent production of films. We have completed partial principal photography on our first low-budget feature film tentatively entitled "Bohemia", and our plan calls for finishing the film if and when we have raised sufficient capital for "Bohemia" as well as one or more of the micro-budget films. The modest revenues received by us so far have been from the exploitation of our film library and are utilized towards operating costs and to pay down a portion of the debt against the film library.

        We are continuing to seek sources of financing and/or a possible business combination as well as examining the possible application and benefits of the digital transformation of data to our business, as well as digital production methods.

        Liquidity and Capital Resources:

        We have historically raised capital to fund our operations by the sale of our common stock. For the immediately foreseeable future, we will be required to sell common stock or other equity securities to raise capital to fund our operations. There can be no assurance that such capital investment will be available on terms that will be acceptable to us. Furthermore, the sale of such capital will further dilute the interest of current stockholders. Other capital may also be raised through loans, deferments of goods and services, pre-sales of rights and/or co-financing with other entities.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)  None.

         (b) No reports on Form 8-K were filed during the quarter ended March 31, 2000.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 18, 2000                        Neo Modern Entertainment Corp.
                                    ------------------------------------
                                             (Registrant)

                                    By: /S/ Rafal Zielinski
                                       ------------------------------------

                                         Rafal Zielinski
                                         President (principal executive officer
                                         and principal financial and accounting
                                         officer)