Form 10KSB40
period 2000-06-30
NEO MODERN ENTERTAINMENT CORP
filed 2000-09-29
CIK 1043222

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   FORM 10-KSB

            |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                     For the fiscal year ended June 30, 2000
                                               -------------

             |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

              For the transition period from __________ to ________
                        Commission file number 000-26169
                                               -----------

                         Neo Modern Entertainment Corp.
                         ------------------------------
                 (Name of small business issuer in its charter)

          California                                      95-4627285
          ----------                                      ----------
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
incorporation or organization)

442 N. La Cienega Blvd., Suite 206, West Hollywood, CA                  90048
------------------------------------------------------                ----------
(Address of principal executive offices)                              (Zip Code)

Issuer's telephone number (310) 652-7556
                          --------------

Securities to be registered pursuant to Section 12(b) of the Exchange Act: None
                                                                           ----

Securities to be registered pursuant to Section 12(g) of the Act.

Common Stock, par value $.001 per share
--------------------------------------------------------------------------------
                                (Title of class)


                            [Cover page 1 of 2 pages]

      Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X|
No |_|

      Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |X|

      The issuer's revenues for the fiscal year ended June 30, 2000 were $15,000.

      The aggregate market value of the voting common equity held by non-affiliates (computed by the average bid and asked price of such common equity) on September 27, 2000 was $330,631.

      The number of shares of common stock, par value $.001 per share, outstanding as of September 27, 2000 was 11,235,435 shares.

DOCUMENTS INCORPORATED BY REFERENCE

      None.

Transitional Small Business Disclosure Format

      Yes |_|    No |X|

Forward Looking Statements: This Form 10-KSB contains, or incorporates by reference, certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical facts, that address activities, events or developments that the Company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the Company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-KSB are also subject to a number of material risks and uncertainties, including but not limited to public acceptance of film projects, ability to meet cost and time estimates in budgets, availability of distribution agreements, and general economic factors affecting the Company's operations and markets. Stockholders and prospective investors are cautioned that such forward- looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.


                            [Cover page 2 of 2 pages]

                                     Part I

Item 1. Description of Business.

      Principal Products and Associated Markets:

      Neo Modern Entertainment Corp. (the "Company" or "we") was formed pursuant to the corporation laws of the State of California on March 19, 1997, and we have our principal office in West Hollywood, California. We were created to develop, produce and arrange distribution of feature-length motion pictures. However, lack of funds now makes it unlikely for us to undertake high-budget productions. Our new strategy is to attempt to produce extremely low budget film projects in order to develop a base of active operations. Our management believes that we will be able to produce between one to three films at an out-of-pocket cost of $50,000 to $125,000 each. This can be accomplished through the expertise developed by our Chief Executive, Rafal Zielinski, who has extensive experience in directing and producing films. In addition, our use of modern technology, such as the use of digital filming methods, will be expected to greatly reduce this aspect of a film's production cost. However, our new strategy will require us to find a film distribution firm which is willing to distribute our new films and to obligate itself to spend upwards of $50,000 to create duplicate 35mm film prints for theatrical exhibition.

      Our management consists of our President and Director, Rafal Zielinski, and our two other directors, Mike Gabrawy and Regina A. Musolino. Mr. Gabrawy and Ms. Musolino were elected to our board in 1999. Mr. Zielinski and Mr. Gabrawy have an established track record in the business of non-studio financed films and have each produced three independent films. Through such productions, they have established business contacts and associations with distributors and foreign sales agents ("Contacts"). We may use such Contacts in connection with our proposed slate of films to better control distribution, keep distribution fees low and maximize revenues. Exploiting such Contacts may enhance the possibilities of having our films distributed on a national level through a major distributor, should we wish to exploit that distribution option. Alternatively, we should ultimately become capable of self-distribution in both the domestic and foreign markets, if needed. By controlling the distribution process and keeping distribution fees and expenses to a minimum, we intend to ultimately maximize revenues and profits.

      Our long term strategy is to vertically integrate our involvement in the film production and exploitation process so as to own, or create and maintain lasting relationships with distributors in all primary and ancillary markets. We would also seek to eventually acquire our own studio facilities and equipment. When appropriate, we would also provide prints and advertising funding to create a larger net income per film by decreasing the distribution fees and distributor overhead. However, this long term strategy must await substantial financing and a successful track record with the films we are now seeking to produce.

      We believe that the screenplays underlying our initial slate of films require minimal refinement prior to the commencement of principal photography. Mr. Zielinski intends to direct each such film. We hope to produce at least one to two films of increasing budget-size per year. We intend to manage and accumulate an ever-increasing revolving production, distribution and development fund and to prudently manage the use and occasional rental of our digital post-production facilities. We also intend to build a stable asset base consisting of film libraries and related going concerns through an acquisition strategy, utilizing our stock as consideration whenever possible. Our library currently consists of partial rights to three films previously produced by Mr.
Zielinski: Hey Babe (1987); Ginger Ale Afternoon (1990); and Fun (1993) (collectively, the "Film Library").

      Our artistic vision is to produce independent, alternative, "art-house" films that are character-driven and non-formulaic. We intend to produce films targeted at both the youth and the more specialized markets. Our management believes that quality, commercially viable films can be produced on a limited-budget basis through proper planning, execution and intelligent management. Such films require less capital to produce, and consequently need to generate less revenue to recoup costs and derive profits. If successful, the return per dollar invested has the potential of being a significant multiple of total costs. Our long-term agenda is to produce as many commercially successful films as possible, thus creating a viable production vehicle through which we would control our creative destiny and continue making films on a going forward basis.

Distribution:

      With respect to the theatrical distribution of motion pictures in the United States, arrangements for the distribution and exhibition of a film vary greatly. However, certain fundamental economic relationships remain constant. The distributor of a film licenses the exhibition of the said film typically for a period of between five and twenty-five years. The distributor normally has the responsibility for advertising and supplying exhibitors with film prints and other promotional materials. The exhibitor presents the film to a paying audience at which time its collects the admission fees paid at the box office (the "Gross Box Office Receipts"). In accordance with a license agreement with the distributor, the exhibitor retains a percentage (somewhere between 10-90%, although a 50/50 split is typical) of the Gross Box Office Receipts. The exhibitor may also recover its actual operating costs incurred in presenting the film and its expenses incurred in the advertising and promotion thereof. After the exhibitor has deducted the funds due it, the remaining balance (the "Gross Film Rentals") is then remitted to the distributor. The distributor initially deducts 15-35% for the distribution of the film in the United States (the "Distribution Fee"). The distributor also reimburses itself for its actual expenses incurred in connection with the distribution, advertisement and promotion of the film. After all Distribution Fees have been paid, the remaining balance (the "Negative Cost") is furnished to the company producing the film (the "Production Company"). The Negative Cost is the cost incurred by the Production Company in creating the negative of the film. Generally, a film financed and distributed by a major film studio will include a substantial "overhead" charge of 20% of the film's budget or a set fee, to cover the cost of that studio's production facilities, investments in the development of motion picture properties which ultimately are not produced, and additional staff assigned to production. After the Negative Cost, plus interest, if any, is recouped by the Production Company, any remaining amounts constitute the film's net profits (the "Net Profits"). Net Profits are usually first distributed to parties who have deferred their compensation for work done on the film and are then distributed to the film's other participants pursuant to their negotiated agreements. Foreign distribution and television exhibition vary somewhat from this general description.

      Since we ultimately plan to control all rights to our films, and since the films may be fully financed, we may obtain favorable distribution terms in all primary and ancillary markets. If we ultimately self-distribute, there will be no separate Distribution Fee. However, it is likely that we will have to use the services of independent distribution companies, sales agencies, or consultants which will charge Distribution Fees, for some or all markets. Domestic and foreign theatrical exhibition rights, including non-English language rights, will be licensed by us to recognized distributors and exhibitors. Alternatively, we may self-distribute in association with our Contacts domestically and utilize a sales agent for each territory in the foreign market. The private use of video cassettes, both domestic and foreign, will be licensed by us to established home video distributors, or possibly joint-ventured with an independent video distributor to maximize our revenues.

      As modern technology provides the entertainment industry with DVD, cable, t.v. satellite and internet distribution, the latter through increased broadband technology, we will continue to explore the use of such media for distribution and exploitation of our product.

Competition:

      We compete in business with an almost infinite number of large and small entities producing motion pictures in this country and abroad. Success in our business is determined by a number of factors, including the skill of our personnel, the ability to secure attractive scripts and name talent, the quality of our products and our ability to obtain suitable distribution agreements and outlets.

      The rising costs associated with the operation of major film studios and the increased demand for film product has opened the door for independent film production. In 1960, independent film producers worldwide only accounted for approximately 30 out of a total of 277 films made, or about 11% of the market. In 1987, independent producers were responsible for the production of 423 out of a total of 578 films made, or about 73% of the market. Although the number of films made by independent producers decreased in 1992 to 352 out of a total of 575 films made, or about 64% of the market, a number of newly-created independent production and distribution companies have developed into highly successful companies within a few short years. Overall, total revenue for sales of independent films for theatrical exhibition, home video and television surpassed $1.8 billion in fiscal 1997, up 11% from 1996. While weakening foreign pre-sales are a result of an abundance of product from the major studios, Europe and Eastern Europe in particular remain developing markets. The theatrical and home video markets--softer in years past--show stronger percentage growth, thus reflecting the boom in theater construction and VCR penetration in international markets. In the last three years the public's appetite for independent film has increased, the number of independent films produced skyrocketed, and with the launch of several specialty cable channels (i.e., Sundance Channel, Independent Film Channel, Bravo) focusing on independent and art house films, the boom in construction of multiplexes, the prospect of distribution on the internet as the availability of broadband increases and the successful track record of many independent distribution companies, such as Miramax, Fox Searchlight, Fine Line, Paramount Classics, Artisan Entertainment, Sony Pictures Classics, Trimark, Lion's Gate Films, USA Films (the amalgam of October Films and Gramercy Pictures), Stratosphere, Strand Releasing and the newly formed Screen Gems, the demand for product has increased substantially.

      The 1999's produced big success stories in the film industry ranging from "Shakespeare in Love" which grossed about $100 million for Miramax to the micro-budget "The Blair Witch Project" which was produced for $40,000.00 and sold by its producers to Artisan Entertainment for $1.1 million and a percentage of the profits. Blair Witch went on to gross $142 million domestically alone.

      A current market trend has been the purchase of independent film companies by major film studios. In recent years, once-independent film companies such as Miramax Films, Fine Line Features and Gramercy Pictures have been acquired by entities such as The Walt Disney Company and Time-Warner, Inc. A specialized film company can experience competitive advantages by being part of a major studio. Such advantages include piggybacking onto an international distribution system to tap into the growing foreign appetite for American independent fare; utilizing a studio's music division for soundtrack recording and mastering; and having film trailers appear on such studio's releases, including on occasion, the studio's home video releases.

      Our artistic vision is to produce independent, alternative, "art-house" films that are character-driven and non-formulaic. We intend to produce films targeted at both the youth and the more specialized markets. Our management believes that quality, commercially viable films can be produced on a limited-budget through proper planning, execution and intelligent management. We intend to compete by offering better and more distinctive entertainment value through superior production, directing and acting.

Intellectual Property:

      We expect that our scripts and film productions will have copyright and similar protection. Apart from this, we do not expect to have any formal legal protection for our trade secrets or other intellectual property and know-how and do not have confidentiality agreements or non-competition agreements in place. In addition, modern technology fosters illegal copying and the use of protected material and we will be hard pressed, as is the film and music industry in general, to stop this piracy.

      We also seek to retain merchandising and other rights to the characters in our films so that, if a trend is launched by our films by way of its music, decor, lifestyle or characters, we have additional ways in which to financially capitalize on it.

      We also hold the right to produce several screen plays and literary properties, subject to the payments to the authors and the reimbursement of development costs with interest to Filmart Inc. with interest for each respective property.

Government Approvals:

      We are aware of three governmental agencies which could exert influence on us: The Los Angeles Film Commission ("LAFC"), the Occupational Safety Hazard Administration ("OSHA") and the Los Angeles Fire Department ("LAFD"). When we are on location outside of Los Angeles County there may be other similar governmental agencies which could affect our operations. The LAFC controls the issuance of permits for filming in the Los Angeles City and County areas, collecting a fee for its services. OSHA governs occupational health and safety conditions in the workplace and ensures the adherence to safety guidelines so as to minimize risk to employees and visitors. We intend to conspicuously post and actively promote strict adherence to all applicable OSHA rules, so as to negate any possible ramifications for noncompliance by us. The LAFD monitors film production companies to ensure their compliance with applicable safety guidelines and to reduce unacceptable fire and other hazardous risks to employees or visitors. Our management will accommodate the LAFD in conducting "spot-checks" of our stages and production facilities to ensure a safe working condition. Our cooperation in the operation of these "spot-checks" will ensure a safe workplace environment.

Employees:

      Our Company presently has no employees or representatives, other than our three directors who also serve in executive and administrative capacities. We may hire two part-time employees within the next 12 months, consisting of a clerical secretary and a Production Assistant to facilitate operations.

Investment Considerations and Risk Factors:

      An investment in our Common Stock is highly speculative, and brings with it a number of investment considerations and risk factors which an existing stockholder or prospective purchaser of our Common Stock should take into account. Among these are the following:

We Have Experienced Operational Losses Throughout the Life of Our Company.

      We have a history of losses and a cumulative deficit in our earnings. Accordingly, it may be expected that it would be more difficult for us to achieve profitable operations.

We Have a Need to Raise Capital in Order to Continue Our Operation.

      At the current juncture, we do not have sufficient cash to pursue our goal of producing motion pictures, even those of the low budget variety. To do so, we will have to raise additional capital, and the only viable way in which to do so is to issue additional shares of our Common Stock. This will have the effect of diluting the interest of existing stockholders. Further, if such financing is not available, it is unlikely that we will be able to continue our business operations.

Our New Strategy of Producing Low Budget Films May Not Prove Viable.

      Because of our lack of capital and non-existent liquidity, we have undertaken a new corporate strategy which entails the production of low cost -- low budget films. However, we have no experience with this type of filmaking and it will depend, in part, upon newly developed digital filming and production methods. Accordingly, there is a risk that we will not be able to implement our new strategy or, if we produce one or more films using this method, these films may not be commercially successful. In addition, our new strategy does not provide for such customary items that we have used in the past as completion bonds and various types of insurance coverage, which would provide a reserve to ensure the completion of production and post-production work on a film. We will not have these coverages with our contemplated low budget products because of the cost of putting these in place.

Competition in Our Industry is Intense and Our Projects are Subject to Fashion and Other Vagaries Which Makes Their Acceptance Uncertain.

      We have a vast array of competitors in the production of films, many of whom have much greater resources than we do. In addition, public acceptance of our product is subject to elements of fashion, style and the like which places additional uncertainties upon acceptance of our future products and its potential for commercial success.

We Are Dependent Upon a Few Individuals for Management and Conduct of Our Business.

      As noted throughout this Report, we are highly dependant upon Rafal Zielinski, our Chief Executive Officer and sole full-time employee, and his ability to evaluate, produce, raise capital and generally conduct our business. Although he will be assisted, on a part-time basis, by our two directors, and may resort to a variety of outside consultants, our present and future reliance upon Mr. Zielinski places an additional risk upon our business, particularly should we lose the service of Mr. Zielinski for any reason.

Item 2. Description of Property.

      Our principal offices are located at 442 N. La Cienega Blvd., Suite 206, West Hollywood, California. Presently, our offices are rented on a month-to-month basis at a cost of $180 per month, due on the 1st day of each month. These facilities are suitable for our current operations.

Item 3. Legal Proceedings.

      We are not engaged in any litigation or governmental proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

      No matters were submitted to a vote of security holders during the quarter ended June 30, 2000.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

      Market Information:

(a) Trading in our shares of Common Stock presently takes place on the OTC Bulletin Board under the symbol NEOE.

      The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

Fiscal 1999:                                  High             Low
-----------                                   ----             ---
July 1, 1998 -- September 30, 1998            $0.1875          $0.0625
October 1, 1998 -- December 1998               0.10             0.006
January 1, 1999 -- March 31, 1999              0.125            0.05
April 1, 1999 -- June 30, 1999                 0.55             0.05
                                             -------          -------

Fiscal 2000:                                  High             Low
-----------                                   ----             ---
July 1, 1999 -- September 30, 1999            $0.125           $0.04
October 1, 1999 -- December 31, 1999           0.045            0.02
January 1, 2000 -- March 21, 2000              0.56             0.05
April 1, 2000 -- June 30, 2000                 0.25             0.125
                                             ------           ------

      The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

      On September 27, 2000, our shares of common stock was quoted at between $0.125 and $0.156 per share.

(b) The number of holders of our Common Stock was approximately 141 on September 27, 2000, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c) We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Directors intend to declare cash dividends on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

      Plan of Operation:

      We have had a limited operational history over our last three-and-a-half years with no appreciable revenues and may be regarded as a developments stage company. Our plan of operation is to raise capital sufficient to fund the production of several extremely low-budget films, and thereby supplement our film library and generate revenue for the subsequent production of films. We have completed partial principal photography on our first low-budget feature film tentatively entitled "Bohemia", and our plan calls for finishing the film if and when we have raised sufficient capital for "Bohemia" as well as one or more of the micro-budget films. The modest revenues received by us so far have been from the exploitation of our film library and are utilized towards operating costs and to pay down a portion of the debt against the film library.

      We are continuing to seek sources of financing. We will also consider possible business combinations as well as examine the possible application and the benefits of the digital transformation of data and digital production methods to our business.

      Liquidity & Capital Resources:

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

      Year 2000 Issues:

      We have reviewed and tested our internal software programs and computer systems. We have determined that there are no significant Year 2000 issues within our programs and systems. We are not aware of any material problems with our vendors or suppliers. We do not anticipate incurring material expenses or experiencing any material operational disruptions as a consequence of Year 2000 issues.

Item 7. Financial Statements.

      The financial statements require by this Item are set forth at pages indicated in Item 13 following page 17 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

      None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

      We have three directors, each of whose term will expire at next year's Annual Meeting of Stockholders. The following table contains information regarding all directors and executive officers:

     Name               Age        Position / Offices Held        Director Since

Rafal Zielinski         46       President / CEO and Director          1997

Mike Gabrawy            31       Director                              1999

Regina A. Musolino      33       Director                              1999

      The following is a brief account of the business experience for the last five years for the above mentioned individuals:

      Rafal Zielinski:

      Mr. Zielinski has feature credits as a producer, director or writer on seventeen feature films of diverse genres and budgets ranging from $250,000 to $5,000,000. He has an established track record in the business of independent, non-studio financed films. His films have been shown all over the world, including American theatres, cable, TV and video cassettes.

      As a teenager, Mr. Zielinski attended Stowe School in England, where he received a grant to make his first 16mm film in India. He studied cinema verite filmaking with veteran Richard Leacock at MIT, receiving a Bachelor of Science Degree in Art and Design from that institution. Graduate film studies were continued at Concordia University in Montreal, Canada.

      Mr. Zielinski's first feature, "Hey Babe" (1987), opened the Taormina Film Festival, and also showed at the Toronto, Montreal and Filmex Film Festivals.

      His independent feature "Ginger Ale Afternoon" (1990) showed in competition at the Sundance Film Festival and was picked up by Skouras Pictures for domestic theatrical release in the United States.

      Mr. Zielinski's film "Fun" (1993), also premiered at the Sundance Film Festival, where it received two Special Jury Awards for Acting Achievement and went on to show at the Toronto, Vancouver and Montreal Film Festivals, as well as many international film festivals including Sydney, Edinburgh, Munich, Vienna, London, Stockholm, Sao Paulo, Rimini and Mill Valley.

      Mike Gabrawy:

      Mr. Gabrawy's wealth of technical knowledge and story sense come from years of exposure to the medium in all facets of development and production. Mr. Gabrawy holds a Bachelor's degree in Film Studies from the University of Kansas, where he made several films for various academic departments on subjects as diverse as Religion and Psychology. After graduation in 1992, Mr. Gabrawy immediately began working in Los Angeles where he started out as a production assistant on over twenty commercials and eventually served as location manager on several independent features.

      Soon after Mr. Gabrawy segued into larger feature films holding various posts in the production departments on such major film releases as "Naked Gun 33 1/3", "Little Princess," "Stargate", "Waterworld" and "Independence Day". Late in 1995, Mr. Gabrawy was hired at Constantin Film, an international production and distribution company, where he served as a production- development executive for nearly three years. Mr. Gabrawy was actively involved if not integral in the production and/or development of such projects as "Prince Valiant" (co-produced with Lakeshore Entertainment), "Wrongfully Accused" (co-produced with Morgan Creek), "Silver Surfer" and the film adaptation of the blockbuster Sony Playstation game "Resident Evil" (for which he is currently an Associate Producer).

      In July 1998, Mr. Gabrawy left Constantin Film to pursue independent producing full time. Most recently, Mr. Gabrawy co-produced the Venice cult favorite "And Other Urban Myths" with Aaron Skalka, co-produced the highly experimental feature "Green and Dimming", which was directed by Sundance award-winner Britta Sjogren and finally line produced the quirky dramedy "East of A".

      Additionally, Mr. Gabrawy serves as a consultant to the Independent Feature Project West, the organization responsible for the Independent Spirit Awards, the indie alternative to the Academy Awards, under its Resident Line Producer program.

      Regina A. Musolino:

      Ms. Musolino has had a diversity of experiences in her career. She was born in Ohio and spent a number of years there studying such varied disciplines as biology, fashion design and accounting. After working for a Big Six accounting firm as a tax consultant for four years, she entered law school and received her J.D. from the University of Southern California in 1998.

      Ms. Musolino has worked as an entertainment tax attorney where she consulted with studios and production companies on tax related implications of such matters as motion picture financing, intellectual property and corporate structuring.

      Currently, Ms. Musolino is working as an independent film producer on two future films: a romantic comedy and an all female hip hop action film.

Item 10. Executive Compensation.

      The following table sets forth for the fiscal years indicated the compensation paid by our Company to our Chief Executive Officer. No executive officer has received a total annual salary and bonus exceeding $100,000.

                           Summary Compensation Table

      Name and                                                  Other Annual
 Principal Position       Year      Salary ($)    Bonus ($)    Compensation($)
 ------------------       ----      ------        -----        ------------

Rafal Zielinski/CEO       2000        -0-          -0-            (1)(2)

                          1999        -0-          -0-             (1)

                          1998        -0-          -0-             (1)

----------
(1) Rafal Zielinski is compensated for his executive services pursuant to the President/CEO's Memorandum Agreement, dated as of March 21, 1997 (the "Services Agreement").
(2) Mr. Zielinski was issued 956,980 shares of Common Stock on August 10, 1999 for additional services rendered to our Company.

      Rafal Zielinski, as our President / CEO, is compensated for his executive services pursuant to the President / CEO's Memorandum Agreement, dated as of March 21, 1997, by and between Filmart Corp., an entity controlled by Mr. Zielinski ("Filmart") and us (the "Services Agreement"). Pursuant to the Services Agreement, Mr. Zielinski's non-exclusive services are to be furnished to us at a rate of $2,000 per month for the first year followed by an increase of 25% in successive years over the next seven years, as indicated in the following table:

            CASH COMPENSATION PAYABLE TO FILMART INC. BY THE COMPANY

                          Year              Payment Per Month
                          ----              -----------------

                           1                   $2,000.00

                           2                   $2,500.00

                           3                   $3,125.00

                           4                   $3,906.25

                           5                   $4,882.81

                           6                   $6,103.52

                           7                   $7,629.39

      If we do not have sufficient funding to pay the above sums, such compensation shall be deferred and paid in full or in installments at future date(s) to be determined in good faith by us, with ten percent (10%) annual simple interest. To date, we have not furnished Filmart with cash compensation for Mr. Zielinski's executive services. Mr. Zielinski receives no additional compensation for being a board member.

      Additionally, pursuant to the Services Agreement, Filmart will have the option to purchase our Common Stock, at a price of its par value per share, $.001 per share, in accordance with the following table:

                OUR COMMON SHARES THAT MAY BE ACQUIRED BY FILMART

Number of Shares per Month            Year          Total Number Per Year
----------------------------          ----          ---------------------

          100,000                       1                  1,200,000

          125,000                       2                  1,500,000

          156,250                       3                  1,875,000

          195,312                       4                  2,343,750

          244,140                       5                  2,929,687

          305,175                       6                  3,662,109

          381,469                       7                  4,577,636

      Pursuant to the Services Agreement, on October 21, 1999, Rafal Zielinski, as President of Filmart, exercised his option to acquire 3,637,500 shares of Common Stock for the period of March 21, 1997 - September 20, 1999 in exchange for $3,637.50; on December 20, 1999, 468,750 shares for the period of September 21 to December 20, 1999 in exchange for $468.75; on March 20, 2000, 468,750 shares for the period of December 21, 1999 to March 20, 2000 in exchange for $468.75; on June 20, 2000, 585,936 shares for the period of March 21, 2000 to June 20, 2000 in exchange for $585.94; and on June 20, 2000, 585,936 shares for the period of June 21, 2000 to September 20, 2000 in exchange for $585.94.

      In addition to compensation as President/CEO, Rafal Zielinski originally received 1,000,000 shares of Common Stock as a founder on March 21, 1997, as well as 1,000,000 Series A Convertible Preferred Shares on May 1, 1997 (converted to shares of Common Stock on April 9,1999) in consideration for the exchange of property outlined in the Acquisition Agreement of May 1, 1997, between Rafal Zielinski and affiliated corporations, as well as Mr. Zielinski taking reduced fees (below Director's Guild of America minimums) for directing the initial slate of up to three films for the Company. Pursuant to the Acquisition Agreement, there are sums owing, with interest, to Filmart for "Ginger Ale Afternoon" and "Fun", to be recouped from the respective revenues of the two films, as well as development costs for "Bohemia" and other scripts/literary properties, payable with interest upon production of each respective film. Resulting from the resignation of Phil Kueber as a director and officer and the consequent cancellation of his founder's shares, Rafal Zielinski was issued 956,980 shares of Common Stock on August 10, 1999, per "non-dilution" policy adapted by the board on February 23, 1998, for additional services to the Company, in areas such as the raising of financing and management, resulting from Mr. Kueber's absence. This compensation is in addition to the stock options granted to Filmart pursuant to the Services Agreement.

      Two of our directors, Mr. Gabrawy and Ms. Musolino, are compensated solely through the issuance of Common Stock as follows: (i) 1,000 shares on the date of such member's appointment to the Board; and (ii) 4,000 shares per month for a term of one year starting from December 1, 1999, in addition to 22,967 shares issued to Mr. Gabrawy for services up to November 30, 1999 and 8,267 shares issued to Ms. Musolino for services up to November 30, 1999. Such compensation payable to Mike Gabrawy and Regina

A. Musolino shall be inclusive of any compensation payable to them in their contemplated capacities of Vice President of Production and Vice President of Business Affairs, respectively, until such time as they may hold part-time or non-exclusive full-time employment with us. We expect that they will be a Producer and an Executive Producer on our future films.

Producer, Director, Writer Fees

      In addition to managing our Company, Rafal Zielinski shall perform producing, directing and writing services for our films. As is customary in the industry, these services shall be subject to his availability and non-exclusive, thus allowing him to loan out his services for films produced by other companies or entities simultaneously with his services as our President.

      Rafal Zielinski will be a Producer of each film we produce and his producer fee shall be 2.5% of each film budget and 2.5% of our net profit from each film.

      Rafal Zielinski Director's fee will be 2.5% of the budget on each film as well as 2.5% on our net profit from each film for the first three films he directs for us. The Director's fee for films after the initial three films shall be the Director's Guild minimum, or 5% of the film budget, whichever is greater, and 2.5% of our net profit for each film.

      Mr. Zielinski's writer fees will be negotiated, subject to the proportion of his writing services contributed to each story and screenplay, if any. Total story and screenplay costs customarily are 5-15% of the budget of a film and 2.5-5% of the net profit participation.

      Mike Gabrawy will be a Producer and Regina Musolino an Executive Producer on each of our films. These services will be subject to his and/or her availability on a non-exclusive basis, as is customary in the industry, to allow them to simultaneously lend out their services to other non-Company projects. Mr. Gabrawy's and Ms. Musolino's Producer and Executive Producer fees for each film will be negotiated and may include cash, stock, and net profit participation. As is customary in the film industry the total aggregate producer fees (inclusive of all producers, executive producers, co-producers, and third party producers, if any) and net profit participation should be in the 10-15% range.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

      The following table of stock ownership and notes thereto relate as of September 27, 2000 to the ownership of Common Stock, par value $.001 per share (the "Common Stock") of the Company by (i) each person known to be the beneficial owner of more than 5% of such voting security, (ii) each director,
(iii) each named executive officer and (iv) all executive officers and directors as a group. The percentages have been calculated by taking into account all shares of Common Stock owned on such date as well as all such shares with respect to which such person has the right to acquire beneficial ownership at such date or within 60 days thereafter. Unless otherwise indicated, all persons listed below have sole voting and sole investment power over the shares owned.

                                           Amount and
                                           Nature of
Name and Address                           Beneficial                  Percent
of Beneficial Owner                        Ownership(1)(2)             of Class
-------------------                        ---------------             --------
Rafal Zielinski                            8,768,956(3)                  78%

James R. Zatolokin                         1,000,000(4)                  8.9%
29259 Heathcliff Street
Los Angeles, CA

Filmart, Inc.                              5,811,976(5)                  52%

Mike Gabrawy                                  63,967                      *

Regina A. Musolino                            49,267                      *

All directors and executive officers
  as a group (3 Persons)(4)                8,882,190                     79%

----------

(1) Based on a total of 11,235,435 shares of Common Stock issued and outstanding. Unless otherwise stated, all address are c/o the Company, 442
      N. La Cienega Blvd., Suite 206, West Hollywood, CA 90048.
(2)   All such ownership is direct unless otherwise stated.
(3) Reflects conversion of 1,000,000 shares of Class A Preferred Stock on April 9, 1999; Also includes 5,811,976 shares held by Filmart, Inc. a corporation whose shares are owned by Mr. Zielinski.
(4) Company stop transfer order was issued against these shares on July 17, 1999. We intend to negotiate a settlement with Jim Zatolokin as a result of his resignation as director, officer and general counsel on October 3, 1997 to disgorge a portion of these founder's shares. The disgorged shares will be reissued to Rafal Zielinski for additional services in areas such as business affairs and management of our company resulting from Jim Zatolokin's absence. Mr. Zatolokin assigned his voting rights to Mr. Zielinski by contingent proxy per agreement of April 23, 1997 as well as granting Mr. Zielinski a right of first negotiation to purchase Mr. Zatolokin's shares, if he elects to sell any of them.
(5) Rafal Zielinski is President of Filmart, Inc. Shares issued hereunder are pursuant to President/CEO Agreement by and between the Company and Filmart Inc. dated as of March 21, 1997, pursuant to which Filmart loans out the services of Zielinski to the Company, to act as and perform all duties of President of the Company.
*     Less than 1%

Item 12. Certain Relationships and Related Transactions.

      Transactions with Promoters:

      Philip T. Kueber received 1,000,000 shares of our Common Stock (the "Kueber Shares") in exchange for services rendered and $1,000; this was for activities from and after our formation on March 19, 1997. Mr. Kueber was subsequently named to our Board of Directors and held executive positions as Treasurer and Vice President of Business Development. On May 26, 1998, Mr. Kueber resigned from all executive positions and from his board membership. Pursuant to a Settlement Agreement and Release, dated as of September 10, 1998, by and with Mr. Kueber, he relinquished all right, title and interest in and to the Kueber Shares in exchange for 200,000 shares of our Common Stock.

      We have the Service Agreement, as previously described in this Report, pursuant to which Filmart makes available the services of Mr. Zielinski.

Item 13. Exhibit and Reports on Form 8K.

(a)   Documents filed as part of this Report:

      1.    Financial Statements of Neo Modern Entertainment Corp.:

            Report of Independent Auditors

            Balance Sheet - Years Ended June 30, 2000 and 1999

            Statement of Operations - Years Ended June 30, 2000, 1999 and 1998

            Statement of Shareholder's Equity - Years Ended June 30, 2000, 1999 and 1998

            Statement of Cash Flow - Years Ended June 30, 2000, 1999 and 1998

            Notes to Financial Statements

      2.       Exhibits and Index:

               Exhibit
                 No.            Description
               -------          -----------

                3.(i)           Articles of Incorporation.*
                3.(ii)          By-Laws.*
                6.(i)           President/CEO's Memorandum Agreement dated as of
                                March 21 ,1997 with Filmart Inc.*
                11.             Statement Re: Computation of Per Share Earnings.
                27.             Financial Data Schedule.

      ----------

      * Filed as an exhibit to our Company's Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000 and are hereby incorporated by reference herein.

(b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended June 30, 2000.

                         NEO MODERN ENTERTAINMENT, CORP.

                              FINANCIAL STATEMENTS
                            FOR THE THREE YEARS ENDED
                          JUNE 30, 2000, 1999 AND 1998

                           H. M. RICHARD & ASSOCIATES
             Accountancy Corporation o Certified Public Accountants
                        Member of AICPA o Member of CSCPA
                   5857 Uplander Way o Culver City, CA 90230
                      Phone 310-348-4188 o Fax 310-348-4189
--------------------------------------------------------------------------------

September 14, 2000

Neo Modern Entertainment, Corp.
Los Angeles, CA 90048

To the Shareholders and the Board of Directors of Neo Modern Entertainment,
Corp.:

We have audited the accompanying balance sheets of Neo Modern Entertainment, Corp. as of June 30, 2000 and 1999 and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating an overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Neo Modern Entertainment, Corp. as of June 30, 2000 and 1999 and the results of their operations and their cash flows for the years ended June 30, 2000, 1999 and 1998 in accordance with generally accepted accounting principles.


Richard & Associates
An Accountancy Corporation

                         NEO MODERN ENTERTAINMENT CORP.
                                  BALANCE SHEET
                             June 30, 2000 and 1999

                                                            2000        1999
                                                          ---------   ---------
                           ASSETS

Current assets:
  Cash                                                    $     294   $     168
  Subscription Recievable                                     7,000      22,500
                                                          ---------   ---------

       Total Current Assets                               $   7,294   $  22,668
                                                          ---------   ---------

Other assets:
  Completed film less accumulated amortization of
    $355,248 in 2000 and $340,248 in 1999, less
    $90,000 Note to Deluxe (Note 7)                          20,000      35,000
  Organization costs less accumulated amortization of
    $2,700 and $1,900                                         1,300       2,100
  Projects in process (Note 7)                              342,046     339,938
                                                          ---------   ---------

       Total assets                                       $ 370,640   $ 399,706
                                                          =========   =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

  Trade payables                                          $  73,951   $ 139,066

Long term liabilities (Note 10)                             220,720     198,535
                                                          ---------   ---------

       Total Liabilities                                    294,671     337,601
                                                          ---------   ---------

Stockholders' equity:
  Common stock $.001 par value; shares authorized
    100,000,000 reserved for stock options
    12,927,246, issued and outstanding 10,560,395 for
    2000 and 5,172,225 for 1999                              10,560       5,172
  Preferred stock $.50 par value; authorized 20,000,000
    shares; none issued and outstanding,
  Paid-in capital                                           214,579     261,603
  Retained earnings (deficit)                              (149,170)   (204,670)
                                                          ---------   ---------

       Total stockholders' equity                            75,969      62,105
                                                          ---------   ---------

       Total liabilities and stockholders' equity         $ 370,640   $ 399,706
                                                          =========   =========

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF OPERATIONS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                         2000           1999           1998
                                                      -----------    -----------    -----------
Net sales (Notes 4 and 10)                            $    15,000    $     6,726    $    25,474
                                                      -----------    -----------    -----------

Costs and expenses:
  Amortization of film costs                               15,000          6,726         25,474
  Selling and shipping                                      1,548          2,000          8,000
  Administrative and general                               25,445         42,584         49,154
  Interest expense                                         18,000         12,704          6,368
  Applied to film project                                      --        (11,056)       (11,104)
                                                      -----------    -----------    -----------

    Total costs and expenses                               59,993         52,958         77,892
                                                      -----------    -----------    -----------

Loss before income taxes and adjustment
  to accounts payable                                     (44,993)       (46,232)       (52,418)

Reduction to accounts payable                             100,493

Income tax (benefit) (Note 10)                                 --             --             --
                                                      -----------    -----------    -----------
     Net income (loss)                                $    55,500    $   (46,232)   $   (52,418)
                                                      ===========    ===========    ===========

Income (Loss) per share:
  Basic and diluted                                          0.01          (0.01)         (0.02)

Number of shares used in the per share calculation:
  Basic and diluted                                     8,082,255      4,517,735      3,481,622

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                             Restricted Common Stock            Common Stock          Convertible Preferred
                                             ------------------------    ------------------------   ------------------------
                                               Number                     Number                     Number
                                              of Shares      Amount      of Shares       Amount     of Shares       Amount
                                             ----------    ----------    ----------    ----------   ----------    ----------
Balance, June 30, 1997                        3,100,000    $    3,100            --    $       --    1,000,000    $    1,000

Issuance of common stock for cash                    --            --       296,000           296           --            --

Issuance of restricted shares for cash            9,800            10            --            --           --            --

Issuance of common stock for services                --            --       457,445           457           --            --

Stock issuance cost                                  --            --            --            --           --            --

Net loss for the year ended
  June 30, 1998                                      --            --            --            --           --            --
                                             ----------    ----------    ----------    ----------   ----------    ----------

  Balance, June 30, 1998                      3,109,800         3,110       753,445           753    1,000,000         1,000

Conversion of preferred stock                 1,000,000         1,000            --            --   (1,000,000)       (1,000)

Net issuance of restriced
 common stock for cash                           50,000            50

Net issuance of common shares for services           --            --       200,000           200           --            --

Net issuance of restricted common shares
    for services                                 58,980            59            --            --           --            --

Stock issuance cost                                  --            --            --            --           --            --

Net loss for the year ended
  June 30, 1999                                      --            --            --            --           --            --
                                             ----------    ----------    ----------    ----------   ----------    ----------

  Balance, June 30, 1999                      4,218,780    $    4,219       953,445    $      953           --    $       --

Issuance of restricted shares for cash           20,000            20

Issuance of restriced shares for services       207,234           207

Filmart Stock options excercised              5,160,936         5,161

Stock issuance cost

Net loss for the year ended
  June 30, 2000
                                             ----------    ----------    ----------    ----------   ----------    ----------

                                              9,606,950         9,607       953,445           953           --            --
                                             ==========    ==========    ==========    ==========   ==========    ==========

                                              Paid-In       Retained    Stockholders'
                                              Capital       Earnings       Equity
                                             ----------    ----------    ----------
Balance, June 30, 1997                       $       --    $ (106,020)   $ (101,920)

Issuance of common stock for cash               147,704            --       148,000

Issuance of restricted shares for cash            4,890            --         4,900

Issuance of common stock for services           228,266            --       228,723

Stock issuance cost                            (164,065)           --      (164,065)

Net loss for the year ended
  June 30, 1998                                      --       (52,418)      (52,418)
                                             ----------    ----------    ----------

  Balance, June 30, 1998                        216,795      (158,438)       63,220

Conversion of preferred stock                        --            --            --

Net issuance of restriced
 common stock for cash                           24,950                      25,000

Net issuance of common shares for services                         --           200

Net issuance of restricted common shares
    for services                                 29,431            --        29,490

Stock issuance cost                              (9,573)           --        (9,573)

Net loss for the year ended
  June 30, 1999                                      --       (46,232)      (46,232)
                                             ----------    ----------    ----------

  Balance, June 30, 1999                     $  261,603    $ (204,670)   $   62,105

Issuance of restricted shares for cash            9,980                      10,000

Issuance of restriced shares for services          (207)                         --

Filmart Stock options excercised                 (5,161)                         --

Stock issuance cost                             (51,636)                    (51,636)

Net loss for the year ended
  June 30, 2000                                                55,500        55,500
                                             ----------    ----------    ----------

                                                214,579      (149,170)       75,969
                                             ==========    ==========    ==========

               See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF CASH FLOWS
                FOR THE YEARS ENDED JUNE 30, 2000, 1999, AND 1998

                                                                  2000         1999         1998
                                                                ---------    ---------    ---------
Cash flows from operating activities:
  Net income (loss)                                             $  55,500    $ (46,232)   $ (52,418)
  Ammortization of Flm Cost & Organization Expense                 15,800        7,526       26,274
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Changes in assets and liabilities:
        (Increase) Decrease in subscription recievables            15,500      (22,500)
        Trade payables                                            (65,115)      27,500       30,000
                                                                ---------    ---------    ---------

          Net cash (used in) operating activities                  21,685      (33,706)       3,856
                                                                ---------    ---------    ---------

Cash flows from investing activities:
  Film costs                                                       (2,108)     (27,500)     (96,230)
  Stock Issuance Cost                                             (51,636)
  Proceeds from issuance of stock                                  10,000       25,000      121,599
                                                                ---------    ---------    ---------

          Net cash provided by (used in) investing activities     (43,744)      (2,500)      25,369
                                                                ---------    ---------    ---------

Cash flows from financing activities:
  Borrowing (repayment) of long-term debt                          22,185       36,355      (29,206)
                                                                ---------    ---------    ---------

          Net cash provided by (used in) financing activities      22,185       36,355      (29,206)
                                                                ---------    ---------    ---------

Net increase (decrease) in cash and cash equivalents                  126          149           19

Cash and cash equivalents at beginning of year                        168           19           --
                                                                ---------    ---------    ---------

Cash and cash equivalents at end of year                        $     294    $     168    $      19
                                                                =========    =========    =========

Supplemental disclosure of cash flow information:

  Interest paid                                                 $  18,000    $  12,704    $   6,368
                                                                =========    =========    =========

  Income taxes paid                                             $      --    $      --    $      --
                                                                =========    =========    =========

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

Note 5 Income Taxes

Income taxes are accounted for in accordance with Statement of Financial Accounting Standards SFAS) No. 109 "Accounting for Income Taxes". The Statement employs an asset and liability method of accounting for income taxes. Under the asset and liability method, deferred income taxes are recognized for tax consequences of "temporary differences" by applying enacted statutory tax rates applicable to future years to differences between the financial statement carrying amounts and the tax bases of existing assets and liabilities. Under SFAS No. 109, the effect on deferred income taxes of a change in tax rates is recognized income in the period that includes the enactment date.

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

On May 1, 1997 the Company acquired the rights, interests, and titles to certain feature motion pictures and projects in progress from Filmart, Inc., Rafael Zelinsky and related companies subject to the related liabilities. The Company incurred additional costs for Projects in Progress, which were capitalized pursuant to FASB 53. As of June 30, 2000 the cost for the completed film "Fun" amounted to $465,248, accumulated amortization was $365,248 for 2000 and $340,248 for 1999, less amounts payable from proceeds to Deluxe of $90,000 for 2000 and $90,000 for 1999, leaving a net balance of $20,000 for 2000 and $35,000 balance for 1999.

The cost of the film in progress "Bohemia" is $342,046 with an estimated cost to complete of $200,000 ($100,000 for the completion of principal photography and $100,000 for post production).

Note 8 Organization Cost

Organization cost is amortized ratably over a 60 months period.

Note 9 Accounts Payable

Account payable includes project development costs, which consists of expenses incurred but not paid. The accounts payable includes liabilities and obligation acquired as part of the agreement with Filmart, Inc., as explained in Note 7, in addition to the Company's current payable.

Note 10 Long Term Payable

Long term debt consist of the following as of June 30, 2000 and 1999:

                                         2000      1999
                                         ----      ----
Rafael Zelinsky & Filmart Inc.
  including interest @ prime plus one   173,122   163,872
Other plus interest @
  prime plus one                         37,663    34,663
                                        -----------------

Total Long Term Liabilities             210,785   198,535

Note 11 Capital Stock

Due to limited cash resources, the Company engaged various individuals or entities to provide legal, financial, creative, script writing and administrative services by issuing common stock.

Note 12 Compensation

On October 31, 1999 the Board of Directors ratified an employment contract to the President/CEO for a term of seven years starting from March 21, 1997 calling for the issuance of 18,088,182 in stock options at par value exercisable 5,160,936 shares by June 21, (which were exercised), the balance exercisable every 90 days incrementally through March 21, 2004. The contract also calls for compensation starting March 21, 1997, of $2,000 per month increasing by 25% each year for seven years to be paid plus 10% simple interest when funds are available in excess of operating needs as approved by the Board of Directors. No salary has been paid to date. In addition the other 2 members of Board of Directors will receive 8000 shares per month until November 2000.

                         NEO MODERN ENTERTAINMENT, CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 13 Commitment & Contingencies

Compensation owed to the President/CEO due to date is $103,219 plus interest. This will be paid by Board approval (see Note 12).

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                       NEO MODERN ENTERTAINMENT CORP.


                                       By: /s/ Rafal Zielinski
                                           -------------------------------------
                                           Name:  Rafal Zielinski
                                           Title: President
Date: September 29, 2000

      In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant in the capacities and on the dates indicated:

Signature                                  Title                    Date
---------                                  -----                    ----


/s/ Rafal Zielinski             President, Chief Executive    September 29, 2000
------------------------        Officer and Director
Rafal Zielinski


/s/ Regina A. Musolino          Director                      September 29, 2000
------------------------
Regina A. Musolino