Form 10QSB
period 2000-09-30
NEO MODERN ENTERTAINMENT CORP
filed 2000-11-14
CIK 1043222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000
                                               ------------------

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from __________ to __________

                        Commission file number 000-26169
                                               ----------

                         Neo Modern Entertainment Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                California                               95-4627285
---------------------------------------------  ---------------------------------
(State or other jurisdiction of incorporation (IRS Employer Identification No.) or organization)

          442 N. La Cienega Blvd., Suite 206, West Hollywood, CA, 90048
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                  310-652-7556
--------------------------------------------------------------------------------
                           (Issuer's telephone number)


--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 8, 2000 was 11,235,435.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         NEO MODERN ENTERTAINMENT CORP.

PART I.   FINANCIAL INFORMATION                                         Page No.

Item 1.   Financial Statement:                                          3

          Balance Sheet as of September 30, 2000 (Unaudited)            F-1

          Statement of Operations for the Three Months Ended            F-2
          September 30, 2000 and September 30, 1999 (Unaudited)

          Statement of Stockholder's Equity (Unaudited)                 F-3

          Statement of Cash Flows for the Three Months Ended            F-4
          September 30, 2000 (Unaudited)

          Notes to Financial Statements                                 F-5-7

Item 2.   Management's Discussion and Analysis Financial                4
            Condition and Results of Operations

PART II.  OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                              5

SIGNATURES                                                              6

                   NOTE CONCERNING FORWARD-LOOKING STATEMENTS

      Certain statements contained in this Quarterly Report on Form 10-QSB that are not statements of historical fact constitute forward-looking statements within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). These statements involve risks and uncertainties that may cause actual results to differ materially from those in such statements.

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the three months ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.

                         NEO MODERN ENTERTAINMENT CORP.
                                  BALANCE SHEET
                                  SEPTEMBER 30,

                                                                                     2000
                                                                                   ---------
                                         ASSETS

Current assets:
     Cash                                                                          $      --
     Subscription Recievable
                                                                                   ---------

         Total Current Assets                                                             --
                                                                                   ---------

Other assets:
     Completed film less accumulated amortization of $365,622
     less $90,000 Note to Deluxe (Note 7)                                             19,626
     Organization costs less accumulated amortization of $2,900                        1,100
     Projects in process (Note 7)                                                    342,046
                                                                                   ---------

         Total assets                                                              $ 362,772
                                                                                   =========

                          LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

     Trade payables                                                                $  75,147

Long term liabilities (Note 10)                                                      215,785
                                                                                   ---------

         Total Liabilities                                                           290,932
                                                                                   ---------

Stockholders' equity:
     Common stock $.001 par value; shares authorized 100,000,000 reserved for
       stock options 12,276,206, issued and outstanding 11,235,435                    11,235
     Preferred stock $.001 par value; authorized 20,000,000
       shares; none issued and outstanding,
     Paid-in capital                                                                 220,422
     Retained earnings (deficit)                                                    (159,817)
                                                                                   ---------

         Total stockholders' equity                                                   71,840
                                                                                   ---------

         Total liabilities and stockholders' equity                                $ 362,772
                                                                                   =========

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF OPERATIONS
                       FOR THE PERIOD ENDED SEPTEMBER 30,

                                                            2000              1999
                                                         -----------       -----------
Net sales (Notes 4 and 10)                               $       374
                                                         -----------       -----------

Costs and expenses:
     Amortization                                                574               200
     Administrative and general                                5,447             8,260
     Interest expense                                          5,000             4,500
                                                         -----------       -----------

         Total costs and expenses                             11,021            12,960
                                                         -----------       -----------

Loss before income taxes                                     (10,647)          (12,960)

Income tax (benefit) (Note 10)                                    --                --
                                                         -----------       -----------

         Net income (loss)                               $   (10,647)      $   (12,960)
                                                         ===========       ===========

Income (Loss) per share:
     Basic                                                    (0.001)           (0.002)

Number of shares used in the per share calculation:
     Basic and diluted                                     9,658,845         8,082,255
                                                                  --                --

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
          FOR THE YEAR ENDED JUNE 30 AND THE PERIOD ENDED SEPTEMBER 30,

                                                   Restricted Common Stock                 Common Stock
                                                ----------------------------       -----------------------------
                                                  Number                             Number
                                                of Shares          Amount           of Shares           Amount
                                                ----------       -----------       -----------       -----------
Balance, June 30, 1999                           4,218,780       $     4,219           953,445       $       953

Issuance of restricted shares for cash              20,000                20

Issuance of restriced shares for services          207,234               207

Filmart Stock options excercised                 5,160,936             5,161

Stock issuance cost

Net loss for the year ended
  June 30, 2000
                                                ----------       -----------       -----------       -----------

Balance June 30, 2000                            9,606,950             9,607           953,445               953
                                                ----------       -----------       -----------       -----------

Issuance of restriced shares for services           24,000                24

Filmart Stock options excercised                   651,040               651

Stock issuance cost

Net loss for the period ended
  June 30, 2000
                                                ----------       -----------       -----------       -----------

Balance September 30, 2000                      10,281,990       $    10,282           953,445       $       953
                                                ==========       ===========       ===========       ===========

                                               Convertible Preferred
                                            -----------------------------
                                              Number                              Paid-In          Retained        Stockholders'
                                             of Shares          Amount            Capital          Earnings           Equity
                                            -----------       -----------       -----------       -----------      -------------
Balance, June 30, 1999                               --       $        --       $   261,603       $  (204,670)      $    62,105

Issuance of restricted shares for cash                                                9,980                              10,000

Issuance of restriced shares for services                                              (207)                                 --

Filmart Stock options excercised                                                     (5,161)                                 --

Stock issuance cost                                                                 (51,636)                            (51,636)

Net loss for the year ended
  June 30, 2000                                                                                        55,500            55,500
                                            -----------       -----------       -----------       -----------       -----------

Balance June 30, 2000                                --                --           214,579          (149,170)           75,969
                                            -----------       -----------       -----------       -----------       -----------

Issuance of restriced shares for services                                               (24)                                 --

Filmart Stock options excercised                                                      5,967                               6,618

Stock issuance cost                                                                    (100)                               (100)

Net loss for the period ended
  June 30, 2000                                                                                       (10,647)          (10,647)
                                            -----------       -----------       -----------       -----------       -----------

Balance September 30, 2000                           --       $        --       $   220,422       $  (159,817)      $    71,840
                                            ===========       ===========       ===========       ===========       ===========

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF CASH FLOWS
                       FOR THE PERIOD ENDED SEPTEMBER 30,

                                                                     2000
                                                                   --------

Cash flows from operating activities:
  Net income (loss)                                                $(10,647)
  Ammortization of Film Cost & Organization Expense                     574
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Changes in assets and liabilities:
        (Increase) Decrease in subscription recievables               7,000
        Trade payables                                                1,196
                                                                   --------

          Net cash (used in) operating activities                    (1,877)
                                                                   --------

Cash flows from investing activities:
  Film costs
  Stock Issuance Cost                                                (4,068)
  Proceeds from issuance of stock                                       651
                                                                   --------

          Net cash provided by (used in) investing activities        (3,417)
                                                                   --------

Cash flows from financing activities:
  Borrowing (repayment) of long-term debt                              5000
                                                                   --------

          Net cash provided by (used in) financing activities          5000

Net increase (decrease) in cash and cash equivalents                   (294)

Cash and cash equivalents at beginning of year                          294
                                                                   --------

Cash and cash equivalents at end of year                           $     --
                                                                   ========

Supplemental disclosure of cash flow information:

  Interest paid                                                    $     --
                                                                   ========

  Income taxes paid                                                $     --
                                                                   ========

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

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

                         NEO MODERN ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 7 Film Library and Projects in Progress

On May 1, 1997 the Company acquired the rights, interests, and titles to certain feature motion pictures and projects in progress from Filmart, Inc., Rafael Zelinsky and related companies subject to the related liabilities. The Company incurred additional costs for Projects in Progress, which were capitalized pursuant to FASB 53. As of September 30, 2000 the cost for the completed film "Fun" amounted to $465,248, accumulated amortization was $365,622 for 2000 less amounts payable from proceeds to Deluxe of $90,000 for 2000, leaving a net balance of $19,626.

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

Note 10 Long Term Payable

Long term debt consist of the following as of September 30, 2000:

                                            2000
                                           -------
Rafael Zelinsky & Filmart Inc.
  including interest @ prime plus one      176,585
Other plus interest @
  prime plus one                            39,200
                                           -------

Total Long Term Liabilities                215,785

Note 11 Capital Stock

Due to limited cash resources, the Company engaged various individuals or entities to provide legal, financial, creative, script writing and administrative services by issuing common stock.

Note 12 Compensation

On October 31, 1999 the Board of Directors ratified an employment contract to the President/CEO for a term of seven years starting from March 21, 1997 calling for the issuance of 18,088,182 in stock options at par value exercisable 5,811,976 shares by September 30, (which were exercised), the balance exercisable every 90 days incrementally through March 21, 2004. The contract also calls for compensation starting March 21, 1997, of $2,000 per month increasing by 25% each year for seven years to be paid plus 10% simple interest when funds are available in excess of operating needs as approved by the Board of Directors. No salary has been paid to date. In addition the other 2 members of Board of Directors will receive 8000 shares per month until November 2000.

                         NEO MODERN ENTERTAINMENT CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 13 Commitment & Contingencies

Compensation owed to the President/CEO due to date is $116,240 plus interest. This will be paid by Board approval (see Note 12).

Note 14 Subsequent Events

Subsequent to the end of the fiscal quarter, Neo Modern Entertainment Corp. and a privately-held entity in the early stages of e-commerce on the internet entered into a memorandum of understanding whereby the later would merge into Neo Modern Entertainment Corp. Although Neo Modern Entertainment Corp. would be the surviving corporation, the number of shares to be issued to the shareholders of the other company would result in control passing and accordingly, this would be regarded as a "reverse acquisition" of Neo Modern by the other entity. The acquiring entity shall pay to Neo Modern sums necessary to satisfy amounts due to outside creditors. The transaction is subject to the execution and implementation of legally binding formal agreements.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Plan of Operation:

      We have had a limited operational history over our last three-and-a-half years with no appreciable revenues and may be regarded as a development stage company. We have completed partial principal photography on our first low-budget feature film tentatively entitled "Bohemia", and our plan calls for finishing the film if and when we have raised sufficient capital for "Bohemia" as well as one or more of the micro-budget films. The modest revenues received by us so far have been from the exploitation of our film library and are utilized towards operating costs and to pay down a portion of the debt against the film library.

      We are continuing to seek sources of financing and will also consider possible business combinations. See Note 14 to our Financial Statements.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            (1)   Calculation of Earnings Per Share - Exhibit 11

            (2)   EDGAR Financial Data Schedule - Exhibit 27

      (b)   Reports on Form 8-K.

            No reports on Form 8-K were filed during the quarter ended September 30, 2000.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 9, 2000                  Neo Modern Entertainment Corp.
                                        ------------------------------
                                        (Registrant)


                                        By: /s/ Rafal Zielinski
                                            -------------------------------
                                            Rafal Zielinski, President
                                            (principal executive officer and
                                            financial and accounting officer)