Form 10QSB
period 2000-12-31
NEO MODERN ENTERTAINMENT CORP
filed 2001-02-14
CIK 1043222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
    1934

                  For the quarterly period ended December 31, 2000

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                  For the transition period from               to
                                                    ----------    --------------

                  Commission file number 000-26169

                         Neo Modern Entertainment Corp.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

            California                                  95-4627285
-------------------------------                ---------------------------------
(State or other jurisdiction of                (IRS Employer Identification No.)
incorporation or organization)

          442 N. La Cienega Blvd., Suite 206, West Hollywood, CA, 90048
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                                 (310) 652-7556
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

--------------------------------------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of February 13, 2001 was 11,235,435.

Transitional Small Business Disclosure Format (Check one): Yes |_| No |X|

                         NEO MODERN ENTERTAINMENT CORP.

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statement:                                            3

        Balance Sheet as of December 31, 2000 (Unaudited)               F-1

        Statement of Operations for the Six Months Ended                F-2
        December 31, 2000 and 1999 (Unaudited)

        Statement of Stockholders' Equity (Unaudited)                   F-3

        Statement of Cash Flows for the Six Months Ended                F-4
        December 31, 2000 and 1999 (Unaudited)

        Notes to Financial Statements                                   F-5-7


Item 2. Management's Discussion and Analysis Financial                  4
          Condition or Plan of Operation

PART II. OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders             5

Item 6. Exhibits and Reports on Form 8-K                                5

SIGNATURES                                                              6

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

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

      The accompanying interim unaudited financial statements have been prepared in accordance with the instructions to Form 10-QSB and do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included, and the disclosures are adequate to make the information presented not misleading. Operating results for the six months ended December 31, 2000, are not necessarily indicative of the results that may be expected for the year ended June 30, 2001. These statements should be read in conjunction with the financial statements and notes thereto included in the Annual Report on Form 10-KSB (filed with the Securities and Exchange Commission) for the year ended June 30, 2000.

                         NEO MODERN ENTERTAINMENT CORP.
                                  BALANCE SHEET
                                  DECEMBER 31,

                                                                        2000
                                                                      ---------
                           ASSETS

Current assets:
    Cash                                                              $      --

       Total Current Assets                                                  --
                                                                      ---------
Other assets:
    Completed film less accumulated amortization of $365,622
    less $90,000 Note to Deluxe (Note 7)                                 19,626
    Organization costs less accumulated amortization of $2,900              900
    Projects in process (Note 7)                                        342,046
                                                                      ---------
       Total assets                                                   $ 362,572
                                                                      =========

            LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities:

    Trade payables (Note 14)                                          $  47,500

Long term liabilities (Note 10, 14)                                     189,259
                                                                      ---------
       Total Liabilities                                                236,759
                                                                      ---------

Stockholders' equity:
    Common stock $.001 par value; shares authorized
      100,000,000 reserved for stock options
      12,276,206, issued and outstanding 11,235,435                      11,235
    Preferred stock $.001 par value; authorized 20,000,000
      shares; none issued and outstanding,
    Paid-in capital                                                     220,422
    Retained earnings (deficit)                                        (105,844)
                                                                      ---------
       Total stockholders' equity                                       125,813
                                                                      ---------
       Total liabilities and stockholders' equity                     $ 362,572
                                                                      =========

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF OPERATIONS
                        FOR THE PERIOD ENDED DECEMBER 31,

                                                      2000              1999
                                                  -----------       -----------

Net sales (Notes 4, 10, 14)                           $83,973           $15,000
                                                  -----------       -----------

Costs and expenses:
    Amortization                                                         15,000
    Administrative and general                         29,677            11,332
    Interest expense                                      323            15,362
                                                  -----------       -----------

       Total costs and expenses                        30,000            41,694
                                                  -----------       -----------

Loss before income taxes                               53,973           (26,694)

Income tax (benefit) (Note 10)                             --                --
                                                  -----------       -----------

       Net income (loss)                              $53,973          $(26,694)
                                                  ===========       ===========



Income (Loss) per share:
    Basic                                               0.005            (0.004)
                                                                    -----------

Number of shares used in the per
   share calculation:
    Basic and diluted                              11,235,435         7,244,967
                                                                    -----------

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                        STATEMENT OF STOCKHOLDERS' EQUITY
      FOR THE YEAR ENDED JUNE 30 PERIOD ENDED SEPTEMBER 30 AND DECEMBER 31,

                                            Restricted Common Stock         Common Stock         Convertible Preferred
                                            -----------------------   -----------------------   -----------------------
                                              Number                    Number                    Number
                                             of Shares     Amount      of Shares     Amount      of Shares     Amount
                                            ----------   ----------   ----------   ----------   ----------   ----------
Balance, June 30, 1999                       4,218,780       $4,219      953,445         $953           --   $       --

Issuance of restricted shares for cash          20,000           20

Issuance of restriced shares for services      207,234          207

Filmart Stock options excercised             5,160,936        5,161

Stock issuance cost

Net loss for the year ended
  June 30, 2000
                                            ----------   ----------   ----------   ----------   ----------   ----------

Balance June 30, 2000                        9,606,950        9,607      953,445          953           --           --
                                            ----------   ----------   ----------   ----------   ----------   ----------

Issuance of restriced shares for services       24,000           24

Filmart Stock options excercised               651,040          651

Stock issuance cost

Net loss for the period ended
  June 30, 2000
                                            ----------   ----------   ----------   ----------   ----------   ----------

Balance September 30, 2000                  10,281,990      $10,282      953,445         $953           --   $       --
                                            ----------   ----------   ----------   ----------   ----------   ----------

Issuance of restricted shares for cash

Issuance of restriced shares for services

Filmart Stock options excercised

Stock issuance cost

Net loss for the period ended
  December 31, 2000
                                            ----------   ----------   ----------   ----------   ----------   ----------

Balance December 31, 2000                   10,281,990       10,282      953,445          953           --           --
                                            ==========   ==========   ==========   ==========   ==========   ==========

                                              Paid-In      Retained   Stockholders'
                                              Capital      Earnings       Equity
                                            ----------    ----------    ----------
Balance, June 30, 1999                        $261,603     $(204,670)      $62,105

Issuance of restricted shares for cash           9,980                      10,000

Issuance of restriced shares for services         (207)                         --

Filmart Stock options excercised                (5,161)                         --

Stock issuance cost                            (51,636)                    (51,636)

Net loss for the year ended
  June 30, 2000                                               55,500        55,500
                                            ----------    ----------    ----------

Balance June 30, 2000                          214,579      (149,170)       75,969
                                            ----------    ----------    ----------

Issuance of restriced shares for services          (24)                         --

Filmart Stock options excercised                 5,967                       6,618

Stock issuance cost                               (100)                       (100)

Net loss for the period ended
  June 30, 2000                                              (10,647)      (10,647)
                                            ----------    ----------    ----------

Balance September 30, 2000                    $220,422     $(159,817)      $71,840
                                            ----------    ----------    ----------

Issuance of restricted shares for cash                                          --

Issuance of restriced shares for services                                       --

Filmart Stock options excercised                                                --

Stock issuance cost                                                             --

Net loss for the period ended
  December 31, 2000                                           53,973        53,973
                                            ----------    ----------    ----------

Balance December 31, 2000                      220,422      (105,844)      125,813
                                            ==========    ==========    ==========

              See accompanying notes to the financial statements.

                         NEO MODERN ENTERTAINMENT CORP.
                             STATEMENT OF CASH FLOWS
                        FOR THE PERIOD ENDED DECEMBER 31,

                                                             2000        1999
                                                           --------    --------

Cash flows from operating activities:
  Net income (loss)                                        $ 53,973    $(26,694)
  Ammortization of Film Cost & Organization Expense              --      15,400
  Adjustments to reconcile net income to net cash
    provided by (used in) operating activities:
      Changes in assets and liabilities:                                 (7,500)
        Trade payables                                      (27,647)     26,195
                                                           --------    --------

          Net cash (used in) operating activities            26,326       7,401
                                                           --------    --------

Cash flows from investing activities:
  Film costs                                                     --      (1,538)
  Stock Issuance Cost                                            --      (9,428)
  Proceeds from issuance of stock                                --       4,106
                                                           --------    --------

          Net cash provided by (used in) investing
          activities                                             --      (6,860)
                                                           --------    --------

Cash flows from financing activities:
  Borrowing (repayment) of long-term debt                   (26,326)
                                                           --------
          Net cash provided by (used in) financing
          activities                                        (26,326)

Net increase (decrease) in cash and cash equivalents             --         541

Cash and cash equivalents at beginning of year                              169
                                                           --------    --------

Cash and cash equivalents at end of year                   $     --        $710
                                                           ========    ========

Supplemental disclosure of cash flow information:

  Interest paid                                            $     --
                                                           ========    ========

  Income taxes paid                                        $     --    $     --
                                                           ========    ========

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

The Company has devoted substantially all of its efforts toward establishing the entity, by developing various projects and operating the day to day activities. The Company has not generated any significant revenues since its inception. Upon development, release and distribution of motion pictures, more steady revenue can be expected. Theses financial statements comply with the reporting requirements under SFAS No. 7 for Development Stage Companies.

                         NEO MODERN ENTERTAINMENT, CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

Note 7 Film Library and Projects in Progress

On May 1, 1997 the Company acquired the rights, interests, and titles to certain feature motion pictures and projects in progress from Filmart, Inc., Rafael Zelinsky and related companies subject to the related liabilities. The Company incurred additional costs for Projects in Progress, which were capitalized pursuant to FASB 53. As of December 30, 2000 the cost for the completed film "Fun" amounted to $465,248, accumulated amortization was $365,622 for 2000 less amounts payable from proceeds to Deluxe of $90,000 for 2000, leaving a net balance of $19,626.

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

Note 10 Long Term Payable

Long term debt consist of the following as of December 31, 2000:

                                                2000
                                                ----
Rafael Zelinsky & Filmart Inc.
 including interest @ prime plus one            189,529
                                                -------

Total Long Term Liabilities                     189,529
                                                =======

The acquiring entity settled other long-term payables. (Note 14)

Note 11 Capital Stock

Due to limited cash resources, the Company engaged various individuals or entities to provide legal, financial, creative, script writing and administrative services by issuing common stock.

Note 12 Compensation

On October 31, 1999 the Board of Directors ratified an employment contract to the President/CEO for a term of seven years starting from March 21, 1997 calling for the issuance of 18,088,182 in stock options at par value exercisable 5,811,976 shares by September 30, 2000 (which were exercised). The contract also calls for compensation starting March 21, 1997, of $2,000 per month increasing by 25% each year for seven years to be paid plus 10% simple interest when funds are available in excess of operating needs as approved by the Board of Directors. No salary has been paid to date. In addition the other 2 members of Board of Directors received 8000 shares per month until September 30, 2000. Due to the memorandum of

                         NEO MODERN ENTERTAINMENT, CORP.
                          (A Development Stage Company)
                          Notes to Financial Statements

understanding (See Note 14) all future compensation (past September 30, 2000) and stock options were terminated as of October 01, 2000.

Note 13 Commitment & Contingencies

Compensation owed to the President/CEO due as of September 30, 2000 is $135,471 including interest.

Note 14 Memorandum of Understanding

On October 17, 2000 Neo Modern Entertainment, Corp. and a privately held entity in the early stages of e-commerce on the internet (Chinawe.Com Inc.) entered into a memorandum of understanding whereby the later would merge into Neo Modern Entertainment Corp. Although Neo Modern Entertainment Corp. would be the surviving corporation, the number of shares to be issued to the shareholders of the other company would result in control passing and accordingly, this would be regarded as a "reverse acquisition" of Neo Modern by the other entity. The acquiring entity shall pay to Neo Modern a sum of which is estimated to be sufficient to satisfy amounts due to outside creditors.

In addition the acquiring entity advanced a $30,000 non-refundable payment towards the settlement of a portion of the existing third party debt, the privately held entity has already settled a partial amount of the long-term payables.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      Plan of Operation:

      We have had a limited operational history over our last four years with no appreciable revenues and may be regarded as a development stage company. We have completed partial principal photography on our first low-budget feature film tentatively entitled "Bohemia", and our plan calls for finishing the film if and when we have raised sufficient capital for "Bohemia" as well as one or more of the micro-budget films. The modest revenues received by us so far have been from the exploitation of our film library and are utilized towards operating costs and to pay down a portion of the debt against the film library.

      We are currently in negotiations for a possible merger with and into Chinawe.com Inc., ("Chinawe"), a Delaware corporation. If a merger occurs, each outstanding share of Chinawe common stock will be converted into 2,876.4565 shares of our common stock, resulting in a total of approximately 40,000,000 of our shares being outstanding. Our presently outstanding shares will remain outstanding with no change, except for those holders who elect to demand their appraisal rights. We plan to complete a merger by the end of February or by early March. If the merger is successful, it is expected that the number of our employees, and our business will materially change.

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

                           PART II - OTHER INFORMATION

Item 4. Submission of Matters to a Vote of Security Holders.

      Our directors and certain of our affiliates, in their capacity as shareholders of our Company, have consented in favor of the merger of our Company and Chinawe. Our directors and our affiliates own an aggregate of 8,882,190 shares of our common stock or 79% of our outstanding shares. Since the requisite number of votes have been obtained to complete the merger, no general vote to security holders has been sought; however, we will provide an information statement describing the proposed transaction to our security holders imminently.

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Exhibit Number:

            (2)   Agreement and Plan of Merger dated October 17, 2000 *

            (11)  Calculation of Earnings Per Share

      (b)   Reports on Form 8-K.

            - No reports on Form 8-K were filed during the quarter ended December 31, 2000.

----------
      * Filed as appendix A-1 to our Company's Schedule 14C Information Statement as filed with the Securities and Exchange Commission on February 12, 2001 and is hereby incorporated by reference herein.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: February 13, 2001                  Neo Modern Entertainment Corp.
                                         ---------------------------------------
                                                  (Registrant)


                                         By:/s/Rafal Zielinski
                                            ------------------------------------
                                            Rafal Zielinski, President
                                            (principal executive officer and
                                            financial and accounting officer)