Form 10-Q
period 2001-03-31
CHINAWE COM INC
filed 2001-05-21
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
            For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

            For the transition period from ___________ to __________

                        Commission file number 000-26169


                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                     95-462728
--------------------------------------------------------------------------------
State or other jurisdiction of incorporation   (IRS Employer Identification No.)
or organization)

                                Chinawe.com Inc.
                            c/o Hartman & Craven LLP
                         Attn: Edward I. Tishelman, Esq.
                                 460 Park Avenue
                            New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               c/o (212) 753-7500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

                         NEO MODERN ENTERTAINMENT CORP.
                       442 N. La Cienega Blvd., Suite 206
                            West Hollywood, CA 90048
                          Fiscal year ending June 30th
--------------------------------------------------------------------------------
     (Former name, former address and former fiscal year, if changed since last report)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 1, 2001 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                Chinawe.com Inc.

PART I.  FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statement:

         Balance Sheet as of March 31, 2001 (Unaudited)                   F-3

         Statements of Operations for the Three Months Ended              F-4
         March 31, 2001 and March 31, 2000 (Unaudited)

         Statement of Stockholders' Deficit and Comprehensive
         Income (Loss) (Unaudited)                                        F-5

         Statements of Cash Flows for the Three Months Ended              F-6
         March 31, 2001 and March 31, 2000 (Unaudited)

         Notes to Financial Statements                                    F-7

Item 2.  Management's Discussion and Analysis or Plan of Operation        14


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                 16

SIGNATURES                                                                17

                         PART I -- FINANCIAL INFORMATION


Item 1.  Financial Statements.

                                  BALANCE SHEET
                                 MARCH 31, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                                                         ---------------   ------------
                                           NOTE                  RMB           US$
                                                         ---------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                     481,166         58,126
   Accounts receivable                                            27,498          3,322
   Deposits                                                      487,200         58,858
   Other current assets                                           68,914          8,325
                                                         ---------------   ------------

      Total current assets                                     1,064,778        128,631
                                                         ---------------   ------------

Property, plant and equipment, net           5                   462,415         55,861
                                                         ---------------   ------------


TOTAL ASSETS                                                   1,527,193        184,492
                                                         ===============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                               55,600          6,717
   Finance lease obligation                                      229,450         27,718
   Accrued expenses and other                                    532,276         64,300
   Customer deposits                                           1,299,560        156,990
   Convertible loan                          6                 1,602,194        193,548
   Advances from related parties             7                 1,553,849        187,708
                                                         ---------------   ------------

   Total liabilities (all current)                             5,272,929        636,981
                                                         ---------------   ------------

Shareholders' deficit:
   Common stock, US$0.001 par value,
    authorized 100,000,000 shares; 40,000,000 shares
    issued and outstanding                                       320,000         40,000
   Capital in excess of par                                     (319,198)       (39,900)
   Accumulated deficit                                        (3,731,994)      (450,832)
   Accumulated other comprehensive loss                          (14,544)        (1,757)
                                                         ---------------   ------------
   Total shareholders' deficit                                (3,745,736)      (452,489)
                                                         ----------------  ------------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                      1,527,193        184,492
                                                         ===============   ============

See notes to the financial statements.

                            STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                             NOTE                  2001                         2000
                                         ------------------------     -----------------------
                                             RMB            US$         RMB             US$
                                         ----------      --------     --------        -------
Membership fee income                       609,698        73,653      359,472         43,425

Administrative and general
 expenses                                (3,015,954)     (364,330)    (480,342)       (58,026)
                                         ----------      --------   ----------      ---------

Loss from operations                     (2,406,256)     (290,677)    (120,870)       (14,601)

Other income                                  1,552           187        7,838            947
                                         ----------      --------   ----------      ---------

Loss before income taxes                 (2,404,704)     (290,490)    (113,032)       (13,654)

Income taxes                    8                 -             -            -              -
                                         ----------      --------   ----------      ---------

Net loss                                 (2,404,704)     (290,490)    (113,032)       (13,654)
                                         ==========      ========   ==========      =========

Basic and diluted net
 loss per share                               (0.08)        (0.01)      *               *
                                         ==========      ========   ==========     == =======

Weighted average shares
  outstanding                            30,961,976    30,761,976   28,764,565     28,764,565
                                         ==========    ==========   ==========     ==========


*  Less than .01 per share.



See notes to the financial statements.

                     STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                        THREE MONTHS ENDED MARCH 31, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                Capital                             Accumulated
                                     Common Stock               in                                  other             Total
                                     ----------------------     excess of         Accumulated       comprehensive     shareholders'
                                                    Amount      par               (deficit)         (loss)            (deficit)
                                     Shares         RMB         RMB               RMB               RMB               RMB
                                     ----------     -------     --------          ----------        -------------     -------------

Balances, January 1, 2001            28,764,565      230,120     (229,318)         (1,327,290)         (14,544)      (1,341,032)
Acquisition of Neo Modern
  Entertainment Corp. by
  Chinawe.com Inc.                   11,235,435       89,880      (89,880)
Comprehensive loss:
   Net loss for the three months
    ended March 31, 2001                                   -                       (2,404,704)               -       (2,404,704)
   Currency translation adjustments                        -            -                                    -                -
                                     ----------      -------     --------          ----------          -------        ----------

      Total comprehensive loss                                                                                       (2,404,704)

Balances, March 31, 2001             40,000,000      320,000     (319,198)         (3,731,994)         (14,544)       (3,745,736)
                                     ==========      =======     ========          ==========          =======        ==========
Balances, March 31, 2001, US$                        $40,000     $(39,900)          $(450,832)         $(1,757)        $(452,489)
                                                     =======     ========           =========          =======         =========








See notes to the financial statements.

                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                2001                                   2000
                                                  ---------------------------------    ---------------------------
                                                        RMB               US$               RMB                US$
                                                  --------------    ---------------    --------------     --------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                           (2,404,704)     (290,490)            (113,032)       (13,654)

   Adjustments to reconcile net loss to net cash
    used in operating activities:
      Depreciation                                        44,554         5,382               16,617          2,007
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         Decrease (increase) in accounts receivable        9,144         1,104               (3,887)          (470)
         Decrease (increase) in other accounts
          receivable, deposits and prepayments         2,135,845       258,012              (62,326)        (7,529)
          (Decrease) increase in accounts payable        (37,463)       (4,525)                 279             34
         Increase (decrease) in other accounts payable
          and accrued expenses                            30,448         3,678              (83,260)       (10,060)
         Decrease in customer deposits                  (279,743)      (33,793)            (172,591)       (20,849)
                                                        --------       -------             --------        -------

NET CASH USED IN OPERATING ACTIVITIES                   (501,919)      (60,632)            (418,200)       (50,521)
                                                        ---------      --------            ---------       --------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of plant and equipment                         (144,628)      (17,471)             (51,961)        (6,277)
                                                        --------       -------              -------         ------

NET CASH USED IN INVESTING ACTIVITIES                   (144,628)      (17,471)             (51,961)        (6,277)
                                                        --------       -------              -------         ------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from related parties (Note 6)    352,627        42,598            1,941,363        146,517
   Repayments to related parties (Note 6)               (181,185)      (21,888)          (2,553,275)      (220,437)
   Repayment of finance lease obligation                 (10,550)       (1,275)                   -              -
   Issuance of common stock by subsidiary                      -             -            2,220,998        268,301
   Cash paid to acquire subsidiaries                           -             -             (561,853)       (67,873)
                                                       ---------       -------            ---------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                160,892        19,435            1,047,233        126,508
                                                         -------        ------            ---------        -------

NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                             (485,655)      (58,668)             577,072         69,710

CASH AND CASH EQUIVALENTS, BEGINNING                     966,821       116,794            1,054,236        127,016

EFFECT OF EXCHANGE RATE ON CASH                                -             -               (8,739)          (716)
                                                       ---------       -------            ---------        -------

CASH AND CASH EQUIVALENTS, ENDING                        481,166        58,126            1,622,569        196,010
                                                       =========       =======            =========        =======


SUPPLEMENTAL SCHEDULE OF NON-CASH INVESTING AND FINANCING ACTIVITIES

During the three months ended March 31, 2001, the company acquired equipment under a capital lease obligation amounting to RMB240,000 as follows:

                                                        RMB               US$
                                                        ---               ---
Inception of finance lease obligation                240,000             28,993
Repayment                                            (10,550)            (1,275)
                                              --------------    ---------------

Balance as at March 31, 2001                         229,450             27,718
                                              ==============    ===============
See notes to the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


1.    THE INTERIM FINANCIAL STATEMENTS

      The interim financial statements have been prepared by Chinawe.com Inc. (formerly known as Neo Modern Entertainment, Corp.) and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. The financial statements presented are those of the surviving entity from a merger which occurred on March 15, 2001 (see Note 2). It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2000, Annual Report on Form 10-KSB, a Definitive Information Statement dated February 12, 2001, and a Form 8-K dated March 15, 2001, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2001 and 2000, are not necessarily indicative of the operating results for the full year.

2.    ORGANIZATION AND MERGER

      On March 15, 2001, Neo Modern Entertainment Corp. ("Neo Modern") completed a merger with Chinawe.com Inc., a privately-held company incorporated in Delaware in June 2000, pursuant to an Agreement and Plan of Merger dated October 17, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. ("Chinawe", or the "Company"), and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of the Neo Modern common stock.

      The purpose of the merger was to acquire a controlling interest in Chinawe and to terminate the prior business of Neo Modern in favor of the Chinawe business. Chinawe, through its subsidiaries based in Hong Kong and the Peoples Republic of China (the "PRC"), is in the business of enabling e-commerce transactions for small and medium-size producers of goods on Mainland China for sale to overseas wholesale customers, and managing assets located in the PRC by attempting to expedite transactions between Chinese operators of these assets and overseas purchasers and joint-ventures. This transaction has been recorded as an acquisition of Neo Modern by Chinawe and a recapitalization of Chinawe.

      The condensed consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

      OFFICEWAY TECHNOLOGY LIMITED ("OFFICEWAY"); incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring its wholly-owned subsidiary, Welcon Info-Tech Limited, in March 2000.

      WELCON INFO-TECH LIMITED ("WIT(HK)"); incorporated in Hong Kong in June 1997, WIT(HK) provides subscriber services for the production of website image and business-to-business e-marketplace for small to medium size businesses.

      WELCON INFO-TECH LIMITED ("WIT(GZ)"); a joint venture formed in March 2000 in which WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)


      in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT(HK).

3.    SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

      (a)   Basis of presentation

            The accompanying financial statements present the financial position of the Company, WIT (HK) and WIT (GZ) as of March 31, 2001, and the results of their operations and cash flows for the three months ended March 31, 2001, and the period from January 1, 2000 through March 15, 2000 on a combined basis. Prior to March 15, 2000, the Company, WIT (HK), and WIT (GZ) combined, represented the predecessor operations of the Company. Subsequent to March 15, 2000, the accompanying financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries WIT (HK) and WIT (GZ) on a consolidated basis. All inter-company accounts and transactions have been eliminated in combination and consolidation.

      (b)   Cash and cash equivalents

            Cash and cash equivalents include cash on hand and deposits with banks with an original maturity of three months or less.

      (c)   Property, plant and equipment

            Property, plant and equipment which consists of computer equipment, motor vehicle and leasehold improvement, are stated at cost less accumulated depreciation.

            Depreciation is calculated on a straight line basis over the estimated useful life of the asset. The annual rate used for computer equipment, motor vehicle and leasehold improvement is 30%, 30% and 50% respectively.

      (d)   Translation of foreign currencies

            Monetary items denominated in foreign currencies are translated into Renminbi at the rate of exchange in effect at the balance sheet date. Non-monetary items denominated in foreign currencies are translated into Renminbi at the approximate rate of exchange in effect at the translation date. Any revenue or expense resulting from a transaction made in a foreign currency is translated into Renminbi at the approximate rate of exchange in effect on the date of the transaction. Foreign exchange gains or losses resulting from the

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

            translation or settlement of a monetary item in a foreign currency are included in the determination of net earnings.

            Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate on March 31, 2001 of US$1.00 = RMB8.2780 and US$1.00 = RMB8.30 respectively. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on March 31, 2001 or at any other date.

      (e)   Income taxes

            Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

      (f)   Revenue recognition

            Subscription and service income receivable from members is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of subscription and membership agreements.

      (g)   Use of estimates

            The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

      (h)   Comprehensive income

            Statement of Financial Accounting Standard (SFAS) No. 130, "Reporting Comprehensive Income" establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. SFAS No. 130 defines comprehensive income to include all changes in equity except those resulting from investments by owners and distributions to owners. Among other disclosures, SFAS No. 130 requires that all items that are required to be recognized under current accounting standards as components of comprehensive income be reported in a financial statements that is presented with the

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

            same prominence as other financial statements. The Company's only current component of comprehensive income are foreign currency translation adjustments.

      (i)   Recently issued accounting pronouncements

            In June 1998, the Financial Accounting Standards Board issued SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities". This statement, as amended, is effective for fiscal years beginning after June 15, 2000. The Company currently does not have any derivative instruments nor is it engaged in hedging activities, thus the Company does not believe implementation of SFAS No. 133 will have a material impact on its financial statements presentation or disclosures.

            In December 1999, the staff of the Securities and Exchange Commission issued Staff Accounting Bulletin ("SAB") No. 101, Revenue Recognition in Financial Statements. SAB No. 101, as amended by SAB No. 101A and SAB 101B, is effective no later than the fourth quarter of fiscal years beginning after December 15, 1999. SAB No. 101 provides the staff's views in applying general accepted accounting principles to selected revenue recognition issues. Currently, the Company believes that it complies with the accounting and disclosure described in SAB No. 101; therefore, management believes that SAB No. 101 will not impact the Company's financial statements.

      (j)   Risk considerations

            (i) As a majority of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC. Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC's political, economic and social life. There is also no guarantee that the PRC government's pursuit of economic reforms will be consistent or effective.

            (ii) The Company expects that substantially all of its revenues will be denominated in RMB. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval. No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

                  PRC's foreign exchange markets in the future for payment of dividends.

4.    ACQUISITION OF WIT(HK) AND WIT(GZ)

      Effective March 15, 2000, the Company acquired the business of WIT (HK) for US$67,873 (RMB561,853). On March 20, 2000, WIT(HK) acquired the business of the PRC party by forming the joint venture, WIT(GZ). The acquisitions were accounted for as purchases, and the results of WIT(HK)'s and WIT(GZ)'s operations are included in the Company's 2000 consolidated statement of operations from date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price equalled the carrying values of the net assets acquired.

5.    PROPERTY, PLANT AND EQUIPMENT

                                                March 31, 2001
                                       -----------------------------------
                                             RMB                  US$
                                       ---------------    ----------------
      At cost:
      Computer equipment                       139,804              16,888
      Leasehold improvement                     40,904               4,941
      Motor vehicle                            346,158              41,817
                                       ---------------    ----------------

      Accumulated depreciation                  64,451               7,785
                                       ---------------    ----------------

                                               462,415              55,861
                                       ===============    ================

6.    CONVERTIBLE LOAN

      On August 26, 2000, the Company entered into an agreement with a third party whereby the third party loaned the Company HK$1,500,000 (RMB1,602,194) to support the Company's restructuring activity. The loan is convertible into 6.37% of the shares of the listed company upon completion of the acquisition and restructuring. The convertible loan is unsecured and non-interest bearing.


7.    RELATED PARTY TRANSACTIONS

      The balances with related parties are as follows:

                                                 March 31, 2001
                                        -----------------------------------
                                              RMB                  US$
                                        ---------------    ----------------

      Advances from related parties:
         Shareholders                         1,525,164             184,243
         PRC party                               28,685               3,465
                                        ---------------    ----------------

                                              1,553,849             187,708
                                        ===============    ================

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

         All balances with related parties are unsecured, non-interest bearing and payable on demand. During the three months ended March 31, 2001 and 2000, the Company received advances from related parties of RMB352,627 and RMB1,212,868, respectively. In addition, during the three months ended March 31, 2001 and 2000, the Company repaid advances of RMB181,185 and RMB1,824,780, respectively.

         The Company occupied office space in a building leased by an affiliate of the Company. Rent expense for each of the years ended March 31, 2001 and 2000 was approximately RMB32,100.

8.       INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no U.S. corporate income taxes will be provided in these financial statements.

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

         Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

         Companies that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at 16%. Companies that carry on business and derive income into the PRC are subject to national income tax at 30% and local income tax at 3%.

         No income taxes have been provided for WIT(HK) as it incurred tax losses during 2000 and 1999. Losses of WIT(HK) can be carried forward to offset future taxable income for an indefinite period. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operating in March 2000. Losses of WIT(GZ) can be carried forward to offset future taxable income (if any) for a period of five years.

         The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                      2001                2000
                                                      ----                ----
                                              % of Pre-tax        % of Pre-tax
                                                    income              income

         U.S. federal income tax rate                   34                  34
         Operating losses                              (34)                (34)
                                          ----------------    ----------------

                                                         -                   -
                                          ================    ================

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                  (UNAUDITED)

         At March 31, 2001, the Company's deferred tax assets are as follows:
                                                         RMB        US$

         Hong Kong operating loss carry forward      321,666     38,849
         PRC operating loss carry forward            337,537     40,765
         Deferred tax assets valuation allowance    (659,203)   (79,614)
                                                    --------    -------

         Net deferred tax assets                           -          -
                                                    ========    =======


         Management has provided a full allowance for deferred tax assets as realization of the assets is not assured.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         On March 15, 2001, the merger of Chinawe.com Inc. with and into Neo Modern Entertainment Corp. was effectuated and the name of the survivor was changed to Chinawe.com Inc. Incident to the merger, the former operations of NEO MODERN ENTERTAINMENT CORP., which dealt with the production and distribution of motion picture clips, was spun off to an entity owned by the former managers of that enterprise. Accordingly, the entire business theretofore continued by Chinawe.com Inc. is the business now conducted by the public company. Incident thereto, the fiscal year of the public company was changed to the year ended December 31st, which is the same fiscal year as had previously been utilized by Chinawe.com Inc.

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

         Certain statements set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended March 31, 2001 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets.

Quarter Ended March 31, 2001 compared with Quarter ended March 31, 2000

         Total revenues for the first quarter ended March 31, 2001 were $73,653, a 70% increase from $43,425 reported for the corresponding quarter of the prior fiscal year ending March 31, 2000. This increase is attributable mainly to an increase in firms and persons signed up for the service provided by the Company. Administrative and general expenses increased from $58,026 to $364,330, a change of 528%, due to additional work performed on the Company's service and due to approximately $243,000 of expenses related to the merger transaction. The loss from operations accordingly increased from $14,601 to $290,677, representing an increase of 1,890%. The Company expects its loss to continue to increase as it establishes its network and engages in its various lines of business.

Viability of Operating Results

         The Company is engaged in establishing its operating lines of business and building its memberships. These factors have an impact on the Company's operations and revenues. It is expected that for the foreseeable future the Company will continue to develop these areas and operate at a loss.

Liquidity and Capital Resources

         The Company's statement of financial position reflects a liquid financial position of cash representing 31.5% as at March 31, 2001.

         The Company finances its operations primarily with existing capital, funds generated from operations, and net cash provided by financing activities (including amounts financed by the majority stockholders).

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  Exhibit Number:

                  (2)      Agreement and Plan of Merger dated October 17, 2000 *

                  (11)     Calculation of Earnings Per Share

(b)      Reports on Form 8-K.

                  During the quarter ended March 30, 2001, a report on Form 8-K, dated March 15, 2001, was filed with the Securities and Exchange Commission on March 30, 2001 ("Report"). The following items were reported on the Report:

                           Item 1.  Changes in Control of Registrant; and

                           Item 2.  Acquisition or Disposition of Assets.
         --------
         * Filed as appendix A-1 to the Definitive Information Statement filed with the Securities and Exchange Commission on February 12, 2001 and hereby incorporated by reference herein.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 15, 2001                                   Chinawe.com Inc.
                                                     ----------------
                                                       (Registrant)


                                                     By: /s/ Man Ying Ken Wai
                                                         ----------------------
                                                         Man Ying Ken Wai
                                                         Vice President

EXHIBIT (11)

Chinawe.com Inc.

EPS Calculations for period January 1 to March 30

                   RmB          US$          RmB         US$
                  -----        -----        -----       -----
Basic             (0.08)      (0.01)         (*)         (*)
                  ------      =======      -------     -------

Diluted           (0.08)      (0.01)         (*)         (*)
                  ------      =======      -------     -------



*   Less than .01 per share