Form 10QSB
period 2001-06-30
CHINAWE COM INC
filed 2001-08-14
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended June 30, 2001

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

           For the transition period from          to
                                          --------    --------

                        Commission file number 000-26169


                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


               California                                 95-462728
    ------------------------------           --------------------------------
    State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 6, 2001 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Chinawe.com Inc.

PART I. FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Financial Statement:

        Balance Sheet as of June 30, 2001 (Unaudited)                      F-3

        Statement of Operations for the Three Months and
        Six Months Ended June 30, 2001 and June 30, 2000 (Unaudited)       F-4

        Statement of Stockholders' Deficit and Comprehensive
        Income for the Six Months Ended June 30, 2001 (Unaudited)          F-5

        Statement of Cash Flows for the Six Months Ended
        June 30, 2001 and June 30, 2000 (Unaudited)                        F-6

        Notes to Financial Statements (Unaudited)                          F-7

Item 2. Management=s Discussion and Analysis Financial                      13
        Condition and Results of Operations


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

ITEM 1.  FINANCIAL STATEMENTS

                                CHINAWE.COM INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                          -----------------------------
                                                                Note             RMB           US$
                                                                          --------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     185,974         22,214
   Accounts receivable                                                            23,181          2,769
   Deposits                                                                      495,195         59,149
   Other current assets                                                          144,572         17,269
                                                                         ---------------   ------------

Total current assets                                                             848,922        101,401
                                                                         ---------------   ------------

Property, plant and equipment, net                               (5)             429,919         51,352
                                                                         ---------------   ------------


TOTAL ASSETS                                                                   1,278,841        152,753
                                                                         ===============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT Current liabilities:
   Accounts payable                                                              213,160         25,461
   Capital lease obligation - current                                             44,208          5,281
   Accrued expenses and other                                                    454,471         54,285
   Customer deposits                                                           1,029,008        122,911
   Convertible loan                                              (6)           1,620,387        193,548
   Advances from related parties                                 (7)           1,991,812        237,913
                                                                         ---------------   ------------

   Total current liabilities                                                   5,353,046        639,399

Non-current liabilities:
   Capital lease obligation                                                      174,551         20,849
                                                                         ---------------   ------------

   Total liabilities                                                           5,527,597        660,248

Shareholders' deficit:
   Common stock, US$0.001 par value,
    authorized 100,000,000 shares; 40,000,000 shares
    issued and outstanding                                                       320,000         40,000
   Capital in excess of par                                                     (319,198)       (39,900)
   Accumulated deficit                                                        (4,209,624)      (504,626)
   Accumulated other comprehensive loss                                          (39,934)        (2,969)
                                                                         ---------------   ------------
   Total shareholders' deficit                                                (4,248,756)      (507,495)
                                                                         ---------------   ------------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                      1,278,841        152,753
                                                                         ===============   ============

See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                         Three months ended June 30,                 Six months ended June 30,
                                  ------------------------------------------   ---------------------------------------
                                      2001           2000          2001           2001          2000         2001
                            Note       RMB            RMB           US$            RMB          RMB           US$
                                  -------------- -------------- ------------   ------------ ------------- ------------
   Membership fee income               650,648        370,898        77,717      1,260,346       773,652     150,543

                                  -------------- -------------- ------------   ------------ ------------- ------------
   Administrative and
   general expenses                 (1,137,984)      (696,324)     (135,927)    (4,153,936)   (1,212,857)   (496,170)
                                  -------------- -------------- ------------   ------------ ------------- ------------

   Loss from operations               (487,336)      (325,426)      (58,210)    (2,893,590)     (439,205)   (345,627)

   Other income                          9,706         36,617         1,159         11,257        44,454       1,345
                                  -------------- -------------- ------------   ------------ ------------- ------------

   Loss before income taxes
                                      (477,630)      (288,809)      (57,051)    (2,882,334)     (394,751)   (344,282)

   Income taxes              (8)             -              -             -              -             -           -
                                  -------------- -------------- ------------   ------------ ------------- ------------

   Net loss                           (477,630)      (288,809)      (57,051)    (2,882,334)     (394,751)   (344,282)
                                  ============== ============== ============   ============ ============= ============

   Basic and diluted net
    loss per share                      (0.014)         (0.01)       *              (0.08)       (0.014)       (0.01)
                                  ============== ============== ============   ============ ============= ============

   Weighted average shares
    outstanding                     40,000,000     28,764,565    40,000,000     35,406,507    28,764,565  35,406,507
                                  ============== ============== ============   ============ ============= ============





See notes to the financial statements.

                                CHINAWE.COM INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                         SIX MONTHS ENDED JUNE 30, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                             Common stock                                                       Accumulated
                            --------------                                                         other              Total
                                                             Capital in       Accumulated       comprehensive      shareholders'
                                               Amount       excess of par      (deficit)            (loss)           (deficit)
                                Shares           RMB             RMB               RMB                RMB               RMB
                             ------------   ------------   ---------------   --------------   ------------------   --------------
Balances, January 1, 2001     28,764,565        230,120         (229,318)      (1,327,290)             (14,544)      (1,341,032)

Acquisition of Neo
  Modern Entertainment
  Corp. by Chinawe.com Inc.   11,235,435         89,880          (89,880)                -                    -                -

Comprehensive loss:
   Net loss for the
    six months ended
    June 30, 2001                      -              -                 -      (2,882,334)                    -      (2,882,334)
   Currency translation
     adjustments                       -              -                 -                -             (25,390)         (25,390)
                             ------------   ------------   ---------------   --------------   ------------------   --------------

   Total comprehensive
     loss                                                                                                            (2,907,724)
                                                                                                                   --------------

Balances, June 30, 2001
                              40,000,000        320,000         (319,198)      (4,209,624)             (39,934)      (4,248,756)
                             ============   ============   ===============   ==============   ==================   ==============

Balances, June 30, 2001,    US$                  40,000          (39,900)        (504,626)              (2,969)        (507,495)
                                            ============   ===============   ==============   ==================   ==============


See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                           2001             2000          2001
                                                                            RMB              RMB           US$
                                                                        ----------       --------       --------
Cash flows from operating activities:
   Net loss                                                             (2,882,334)      (394,751)      (344,282)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                          85,742          2,696         10,242
      Non-current asset adjustment on consolidation                          --           (23,106)          --
                                                                        ----------       --------       --------
      Changes in operating assets and liabilities, net of effects of acquisition:
            Decrease (increase) in accounts receivable                      13,461       (529,644)         1,608
            Decrease in other accounts
             receivable, deposits and prepayments                        2,052,193          9,325        245,125
            Increase in accounts payable                                   120,097          7,018         14,345
            (Decrease) increase in other accounts payable
              and accrued expenses                                         (47,357)         5,046         (5,657)
            (Decrease) increase in customer deposits                      (550,295)        72,588        (65,730)
                                                                        ----------       --------       --------

Net cash used in operating activities                                   (1,208,493)      (850,828)      (144,349)

Cash flows from investing activities:
   Purchase of plant and equipment                                        (154,090)       (35,950)       (18,405)
                                                                        ----------       --------       --------

Cash flows from financing activities:
   Increase in advances from related parties (Note 6)                      798,933      3,943,098         95,429
   Repayments to related parties (Note 6)                                 (209,953)    (2,956,587)       (25,078)
   Repayment of finance lease obligation                                   (21,241)          --           (2,537)
   Issuance of common stock by subsidiary                                     --        2,220,998           --
   Cash paid to acquire subsidiaries                                          --         (561,853)          --
                                                                        ----------       --------       --------

Net cash provided by financing activities                                  567,739      2,645,656         67,814
                                                                        ----------       --------       --------

Net (decrease) increase in cash and cash equivalents                      (794,844)     1,758,878        (94,940)

Cash and cash equivalents, beginning                                       966,821      1,054,236        115,483

Effect of exchange rate on cash                                             13,997         (8,739)         1,671
                                                                       -----------    -----------    -----------

Cash and cash equivalents, ending                                          185,974      2,804,375         22,214
                                                                       ===========    ===========    ===========


Supplemental Schedule of Non-cash Investing and Financing Activities

During the six months ended June 30, 2001, the company acquired a motor vehicle under a capital lease obligation amounting for RMB240,000.






See notes to the financial statements.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

1.   The interim financial statements

     The interim financial statements have been prepared by Chinawe.com Inc. (formerly known as Neo Modern Entertainment, Corp.) and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. The financial statements presented are those of the surviving entity from a merger which occurred on March 15, 2001 (see Note
     2). It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2000, Annual Report on Form 10-KSB, a Definitive Information Statement dated February 12, 2001, and a Form 8-K dated March 15, 2001, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2001 and 2000, are not necessarily indicative of the operating results for the full year.

2.   Organization and merger

     On March 15, 2001, Neo Modern Entertainment Corp. ("Neo Modern") completed a merger with Chinawe.com Inc., a privately-held company incorporated in Delaware, pursuant to an Agreement and Plan of Merger dated October 24, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. ("Chinawe", or the "Company"), and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of the Neo Modern common stock.

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

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

2.   Organization and merger (continued)

     Welcon Info-Tech Limited ("WIT(HK)"); incorporated in Hong Kong in June 1997, WIT(HK) provides subscriber services for the production of website image and business-to-business e-marketplace for small to medium size businesses.

     Welcon Info-Tech Limited ("WIT(GZ)"); a joint venture formed in March 2000 in which WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT(HK).

3.   Summary of significant accounting policies

     (a) Basis of presentation

     The accompanying financial statements present the financial position of the Company, WIT (HK) and WIT (GZ) as of June 30, 2001, the results of their operations for the three months and six months ended June 30, 2001 and cash flows for the six months ended June 30, 2001, and the period from January 1, 2000 through March 15, 2000 on a combined basis. Prior to March 15, 2000, the Company, WIT (HK), and WIT (GZ) combined, represented the predecessor operations of the Company. Subsequent to March 15, 2000, the accompanying financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries WIT (HK) and WIT (GZ) on a consolidated basis. All inter-company accounts and transactions have been eliminated in combination and consolidation.

     (b) Translation of foreign currencies

     Monetary items denominated in foreign currencies are translated into Renminbi at the rate of exchange in effect at the balance sheet date. Non-monetary items denominated in foreign currencies are translated into Renminbi at the approximate rate of exchange in effect at the translation date. Any revenue or expense resulting from a transaction made in a foreign currency is translated into Renminbi at the approximate rate of exchange in effect on the date of the transaction. Foreign exchange gains or losses resulting from the translation or settlement of a monetary item in a foreign currency are included in the determination of net earnings.

     Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate on June 30, 2001 of US$1.00 = RMB8.3720. No representation

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

3.   Summary of significant accounting policies (continued)

     is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on June 30, 2001 or at any other date.

     (c) Risk considerations

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

          (ii) The Company expects that substantially all of its revenues will be denominated in RMB. A portion of such revenues will need to be converted into other currencies to meet foreign currency obligations such as payment of any dividends declared. Both the conversion of RMB into foreign currencies and the remittance of foreign currencies abroad require PRC government approval. No assurance can be given that the operating subsidiaries within the Company will continue to be able to convert sufficient amounts of foreign currencies in the PRC's foreign exchange markets in the future for payment of dividends.

4.   Acquisition of WIT(HK) and WIT(GZ)

     Effective March 15, 2000, the Company acquired the business of WIT (HK) for US$67,873 (RMB561,853). On March 20, 2000, WIT(HK) acquired the business of the PRC party by forming the joint venture, WIT(GZ). The acquisitions were accounted for as purchases, and the results of WIT(HK)'s and WIT(GZ)'s operations are included in the Company's 2000 consolidated statement of operations from date of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price equaled the carrying values of the net assets acquired.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

5.    Property, plant and equipment

                                   June 30, 2001
                                ------------------
                                  RMB         US$
                                -------   --------
     At cost:
     Computer equipment         149,475    17,853
     Leasehold improvements      40,905     4,886
     Motor vehicle              346,158    41,347
                                -------   -------
                                536,538    64,086

     Accumulated depreciation   106,619    12,734
                                -------   -------

                                429,919    51,352
                                =======   =======


6.   Convertible loan

     In August 2000, the Company entered into an agreement with a third party whereby the third party provided financial support to the Company by way of a loan of HK$1,500,000 (RMB1,620,387) to support the Company's proposed restructuring activity in return for 6.37% of the shares of the listed company upon completion of the acquisition and restructuring. (Note 8). The convertible loan is provided interest free and unsecured.


7.    Related party transactions

      The balances with related parties are as follows:

                                       June 30, 2001
                                   ----------------------
                                      RMB          US$
                                   ---------   ----------
     Advances from related parties:
     Shareholders                  1,963,127     234,487
     PRC party                        28,685       3,426
                                   ---------   ---------

                                   1,991,812     237,913
                                   =========   =========

     All balances with related parties are unsecured, non-interest bearing and payable on demand. During the six months ended June 30, 2001 and 2000, the Company received advances from related parties of RMB798,933 and RMB3,943,098, respectively. In addition, during the six months ended June 30, 2001 and 2000, the Company repaid advances of RMB209,953 and RMB2,956,587, respectively.

     The Company occupied office space in a building leased by an affiliate of the Company. Rent expense for each of the periods ended June 30, 2001 and 2000 was approximately RMB60,000.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

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

     Companies that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at 16%. Companies that carry on business and derive income in the PRC are subject to national income tax at 30% and local income tax at 3%.

     No income taxes have been provided for WIT(HK) as it incurred tax losses during 2000 and 1999. Losses of WIT(HK) can be carried forward to offset future taxable income for an indefinite period. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operating in March 2000. Losses of WIT (GZ) can be carried forward to offset future taxable income (if any) for a period of five years.

     The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:


                                     2001              2000
                                ------------      ------------
                                % of Pre-tax      % of Pre-tax
                                    income            income

      U.S. federal income tax rate    34                34
      Operating losses               (34)              (34)
                                     ---               ---

                                      --                --
                                     ===               ===

     At June 30, 2001, the Company's deferred tax assets are as follows:

                                                          RMB           US$

         Hong Kong operating loss carry forward         308,484       36,847
         PRC operating loss carry forward               228,523       27,296
         Deferred tax assets valuation allowance       (537,007)     (64,143)
                                                      ---------     --------

         Net deferred tax assets                              -            -
                                                      =========     ========

         Management has provided a full allowance for deferred tax assets as realization of the assets is not assured.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                FOR THE THREE MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)

9.   Shareholders' equity (deficit)

     On July 25, 2001, the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for awards under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultant of the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operation.

     On March 15, 2001, the merger of Chinawe.com Inc. with and into Neo Modern Entertainment Corp. was effectuated and the name of the survivor was changed to Chinawe.com Inc. Incident to the merger, the former operations of NEO MODERN ENTERTAINMENT CORP., which dealt with the production and distribution of motion picture clips, was spun off to an entity owned by the former managers of that enterprise. Accordingly, the entire business theretofore continued by Chinawe.com Inc. is the business now conducted by the public company. Incident thereto, the fiscal year of the public company was changed to the year ended December 31, 2000, which is the same fiscal year as had previously been utilized by Chinawe.com Inc.

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

         Certain Statements set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets. This Quarterly Report on Form 10-QSB, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations - Three Months and Six Months ended June 30, 2001 and 2000

         Total revenues for the three months ended June 30, 2001 were 650,648 RMB (US $77,717) as compared to total revenues of 370,898 RMB (US $44,805) reported for the corresponding period ended June 30, 2000. This increase is attributable mainly to an increase in firms and persons signed up for the service provided by the Company. Total revenues for the six month period ended June 30, 2001 increased by 486,694 RMB (US $57,084) from the corresponding period ended June 30, 2000; thus total revenues for the current six month period were 1,260,346 RMB (US $150,543) as compared to total revenues of 773,652 RMB (US $93,459) for the six months ended June 30, 2000. Administrative and general expenses increased from 696,324 RMB (US $84,116) to 1,137,984 RMB (US $135,927),
a change of 39%, due to additional work performed on the Company's service and due to expenses related to the merger transaction. The loss from operations accordingly increased from 325,426 RMB (US $39,311) for the three months ended June 30, 2000 to 487,336 RMB (US $58,210) for the three months ended June 30, 2001, representing an increase of 33%. The loss from operations for the six month period ended June 30, 2001 increased by 2,454,385 RMB (US $292,570) from the corresponding period ended June 30, 2000; thus the loss from operations for the current six month period was 2,893,590 RMB (US $345,627) as compared to loss of operations of 439,205 RMB (US $53,057) for the six month period ended June 30, 2000. The Company expects its loss to continue to increase as it establishes its network and engages in its various lines of business.



Viability of Operating Results

     The Company is engaged in establishing its operating lines of business and building its memberships. These factors have an impact on the Company's operations and revenues. It is expected that for the foreseeable future the Company will continue to develop these areas and operate at a loss.

Liquidity and Capital Resources

     At the six month period ended June 30, 2001, the Company's cash and cash equivalents were 185,974 RMB (US $22,214) compared to 996,821 RMB (US $115,483) at the beginning of the six month period.

     The Company finances its operations primarily with existing capital, funds generated from operations, and net cash provided by financing activities (including amounts financed by the majority stockholders).

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

     (a) Exhibits.

         Exhibit Number:

        (2)   Agreement and Plan of Merger dated October 17, 2000.*

        (11)  Calculation of Earnings Per Share.

     (b) Reports on Form 8-K.

         During the quarter ended June 30, 2001, a report on Form 8-K, dated April 18, 2001, was filed with the Securities and Exchange Commission ("SEC") on April 20, 2001 ("Report"). The following items were reported on the Report:

               Item 4. Changes in Registrant's Certifying Accountant; and

               Item 8. Change in Fiscal Year.

          A report on Form 8-K/A, was filed on May 29, 2001 ("Form 8-K/A") with the SEC. The Form 8-K/A included financial information required pursuant to Item 7 of a report on Form 8-K, filed with the SEC on March 30, 2001.


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

Date: August 8, 2001                                   Chinawe.com Inc.
                                                       ----------------
                                                         (Registrant)


                                                   By: /s/ Man Ying Ken Wai
                                                       ---------------------
                                                       Man Ying Ken Wai
                                                       Vice President