Form 10QSB/A
period 2001-06-30
CHINAWE COM INC
filed 2001-08-21
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB/A

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


Purpose

To correct certain numerical and other details in Item 1. Financial Statements and to supplement statements in Item 2. Management's Discussion and Analysis regarding administrative and general expenses and liquidity and capital resources, Chinawe.com Inc. hereby amends and restates in its entirety its Form 10-QSB as filed with the Securities and Exchange Commission on August 14, 2001.

                                Chinawe.com Inc.

PART I. FINANCIAL INFORMATION
                                                                       Page No.

Item 1. Financial Statements:

        Balance Sheet as of June 30, 2001 (Unaudited)                      F-3

        Statement of Operations for the Three Months and
        Six Months Ended June 30, 2001 and June 30, 2000 (Unaudited)       F-4

        Statement of Stockholders' Deficit and Comprehensive
        Income for the Six Months Ended June 30, 2001 (Unaudited)          F-5

        Statement of Cash Flows for the Six Months Ended
        June 30, 2001 and June 30, 2000 (Unaudited)                        F-6

        Notes to Financial Statements (Unaudited)                          F-7

Item 2. Management's Discussion and Analysis or Plan of Operation          13


PART II. OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                  15

SIGNATURES                                                                 16

ITEM 1.  FINANCIAL STATEMENTS

                                CHINAWE.COM INC.
                                  BALANCE SHEET
                                  JUNE 30, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                          -----------------------------
                                                                Note             RMB           US$
                                                                          --------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                     185,974         22,214
   Accounts receivable                                                            23,181          2,769
   Deposits                                                                      495,195         59,149
   Other current assets                                                          144,572         17,269
                                                                         ---------------   ------------

Total current assets                                                             848,922        101,401
                                                                         ---------------   ------------

Property, plant and equipment, net                               (5)             429,919         51,352
                                                                         ---------------   ------------


TOTAL ASSETS                                                                   1,278,841        152,753
                                                                         ===============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                              213,160         25,461
   Capital lease obligation - current                                             44,208          5,281
   Accrued expenses and other                                                    454,471         54,285
   Customer deposits                                                           1,029,008        122,911
   Convertible loan                                              (6)           1,620,387        193,548
   Advances from related parties                                 (7)           1,991,812        237,913
                                                                         ---------------   ------------

   Total current liabilities                                                   5,353,046        639,399
                                                                         ---------------   ------------

Non-current liabilities:
   Capital lease obligation                                                      174,551         20,849
                                                                         ---------------   ------------

   Total liabilities                                                           5,527,597        660,248


Shareholders' deficit:
   Common stock, US$0.001 par value,
    authorized 100,000,000 shares; 40,000,000 shares
    issued and outstanding                                                       320,000         40,000
   Capital in excess of par                                                     (319,198)       (39,900)
   Accumulated deficit                                                        (4,209,624)      (504,626)
   Accumulated other comprehensive loss                                          (39,934)        (2,969)
                                                                         ---------------   ------------
   Total shareholders' deficit                                                (4,248,756)      (507,495)
                                                                         ---------------   ------------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                      1,278,841        152,753
                                                                         ===============   ============

See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                         Three months ended June 30,                 Six months ended June 30,
                                  ------------------------------------------   ---------------------------------------
                                      2001           2000          2001           2001          2000         2001
                            Note       RMB            RMB           US$            RMB          RMB           US$
                                  -------------- -------------- ------------   ------------ ------------- ------------
   Membership fee income               650,648        370,898        77,717      1,260,346       773,652     150,543

                                  -------------- -------------- ------------   ------------ ------------- ------------
   Administrative and
   general expenses                 (1,137,984)      (696,324)     (135,927)    (4,153,936)   (1,212,857)   (496,170)
                                  -------------- -------------- ------------   ------------ ------------- ------------

   Loss from operations               (487,336)      (325,426)      (58,210)    (2,893,590)     (439,205)   (345,627)

   Other income                          9,706         36,617         1,159         11,257        44,454       1,345
                                  -------------- -------------- ------------   ------------ ------------- ------------

   Loss before income taxes           (477,630)      (288,809)      (57,051)    (2,882,334)     (394,751)   (344,282)

   Income taxes              (8)             -              -             -              -             -           -
                                  -------------- -------------- ------------   ------------ ------------- ------------

   Net loss                           (477,630)      (288,809)      (57,051)    (2,882,334)     (394,751)   (344,282)
                                  ============== ============== ============   ============ ============= ============

   Basic and diluted net
    loss per share                        (.01)         (0.01)       *               (0.08)        (0.01)      (0.01)
                                  ============== ============== ============   ============ ============= ============

   Weighted average shares
    outstanding                     40,000,000     28,764,565    40,000,000     35,406,507    28,764,565  35,406,507
                                  ============== ============== ============   ============ ============= ============


* Less than US$(0.01) per share


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

                                CHINAWE.COM INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                           2001             2000          2001
                                                                            RMB              RMB           US$
                                                                        ----------       --------       --------
Cash flows from operating activities:
   Net loss                                                             (2,882,334)      (394,751)      (344,282)
   Adjustments to reconcile net loss to net cash used in
      operating activities:
      Depreciation                                                          85,742          2,696         10,242
      Non-current asset adjustment on consolidation                          --           (23,106)          --
      Changes in operating assets and liabilities, net of effects of acquisition:
            Decrease (increase) in accounts receivable                      13,461       (529,644)         1,608
            Decrease in other accounts
             receivable, deposits and prepayments                        2,052,193          9,325        245,125
            Increase in accounts payable                                   120,097          7,018         14,345
            (Decrease) increase in other accounts payable
              and accrued expenses                                         (47,357)         5,046         (5,657)
            (Decrease) increase in customer deposits                      (550,295)        72,588        (65,730)
                                                                        ----------       --------       --------

Net cash used in operating activities                                   (1,208,493)      (850,828)      (144,349)
                                                                        ----------       --------       --------

Cash flows from investing activities:
   Purchase of plant and equipment                                        (154,090)       (35,950)       (18,405)
                                                                        ----------       --------       --------

Cash flows from financing activities:
   Increase in advances from related parties (Note 6)                      798,933      3,943,098         95,429
   Repayments to related parties (Note 6)                                 (209,953)    (2,956,587)       (25,078)
   Repayment of finance lease obligation                                   (21,241)          --           (2,537)
   Issuance of common stock by subsidiary                                     --        2,220,998           --
   Cash paid to acquire subsidiaries                                          --         (561,853)          --
                                                                        ----------       --------       --------

Net cash provided by financing activities                                  567,739      2,645,656         67,814
                                                                        ----------       --------       --------

Net (decrease) increase in cash and cash equivalents                      (794,844)     1,758,878        (94,940)

Cash and cash equivalents, beginning                                       966,821      1,054,236        115,483

Effect of exchange rate on cash                                             13,997         (8,739)         1,671
                                                                       -----------    -----------    -----------

Cash and cash equivalents, ending                                          185,974      2,804,375         22,214
                                                                       ===========    ===========    ===========


Supplemental Schedule of Non-cash Investing and Financing Activities

During the six months ended June 30, 2001, the company acquired a motor vehicle under a capital lease obligation for RMB240,000.



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

General

         The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this amendment to the Quarterly Report on Form 10-QSB.

         Certain Statements set forth in the Company's amendment to the Quarterly Report on Form 10-QSB for the quarter ended June 30, 2001 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets. This amendment to the Quarterly Report on Form 10-QSB, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations - Three Months and Six Months ended June 30, 2001 and 2000

         Total revenues for the three months ended June 30, 2001 were 650,648 RMB (US $77,717) as compared to total revenues of 370,898 RMB (US $44,805) reported for the corresponding period ended June 30, 2000. This increase is attributable mainly to an increase in firms and persons signed up for the service provided by the Company. Total revenues for the six month period ended June 30, 2001 increased by 486,694 RMB (US $57,084) from the corresponding period ended June 30, 2000; thus total revenues for the current six month period were 1,260,346 RMB (US $150,543) as compared to total revenues of 773,652 RMB (US $93,459) for the six months ended June 30, 2000. Administrative and general expenses increased from 696,324 RMB (US $84,116) for the three months ended June 30, 2000 to 1,137,984 RMB (US $135,927)for the three months ended June 30, 2001, a change of 39%, due to additional work performed on the Company's service and due to expenses related to the merger transaction. Administrative and general expenses increased from 1,212,857 RMB (US $146,516) for the six months ended June 30, 2000 to 4,153,936 RMB (US $496,170) for the six months ended June 30, 2001, representing an increase of 70%. The loss from operations accordingly increased from 325,426 RMB (US $39,311) for the three months ended June 30, 2000 to 487,336 RMB (US $58,210) for the three months ended June 30, 2001, representing an increase of 33%. The loss from operations for the six month period ended June 30, 2001 increased by 2,454,385 RMB (US $292,570) from the corresponding period ended June 30, 2000; thus the loss from operations for the current six month period was 2,893,590 RMB (US $345,627) as compared to loss of operations of 439,205 RMB (US $53,057) for the six month period ended June 30, 2000. The Company expects its loss to continue to increase as it establishes its network and engages in its various lines of business.



Viability of Operating Results

     The Company is engaged in establishing its operating lines of business and building its memberships. These factors have an impact on the Company's operations and revenues. It is expected that for the foreseeable future the Company will continue to develop these areas and operate at a loss.

Liquidity and Capital Resources

     As of June 30, 2001, the Company's cash and cash equivalents were 185,974 RMB (US $22,214) compared to 996,821 RMB (US $115,483) at the beginning of the six month period.

     The Company finances its operations primarily with existing capital and net cash provided by financing activities (including amounts financed by the majority stockholders).

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

Date: August 14, 2001                                  Chinawe.com Inc.
                                                       ----------------
                                                         (Registrant)


                                                   By: /s/ Man Ying Ken Wai
                                                       ---------------------
                                                       Man Ying Ken Wai
                                                       Vice President