Form 10QSB
period 2001-09-30
CHINAWE COM INC
filed 2001-11-14
CIK 1043222

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2001
                                               ------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

               For the transition period from ________ to ________

                        Commission file number 000-26169
                                               ---------

                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

          California                                      95-462728
-------------------------------                ---------------------------------
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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 13, 2001 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes |_|  No |X|

                                Chinawe.com Inc.

PART I. FINANCIAL INFORMATION                                           Page No.

Item 1. Financial Statements:

        Balance Sheet as of September 30, 2001 (Unaudited)              F-3

        Statements of Operations for the Three Months and
        Nine Months Ended September 30, 2001 and
        September 30, 2000 (Unaudited)                                  F-4

        Statements of Shareholders' Deficit and Comprehensive
        Income (Loss) for the Nine Months Ended
        September 30, 2001 (Unaudited)                                  F-5

        Statements of Cash Flows for the Nine Months Ended
        September 30, 2001 and September 30, 2000 (Unaudited)           F-6

        Notes to Financial Statements (Unaudited)                       F-7

Item 2. Management's Discussion and Analysis or Plan                    14
        of Operation

PART II. OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K                                16

SIGNATURES                                                              17

                         PART 1 - FINANCIAL INFORMATION

Item 1. Financial Statements.

                                CHINAWE.COM INC.
                                  BALANCE SHEET
                               SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                -------------------------
                                                        Note       RMB             US$
                                                        ----    ----------       --------
ASSETS
Current assets:
   Cash and cash equivalents                                       166,509         20,426
   Accounts receivable                                              24,927          3,058
   Deposits                                                        461,973         56,670
   Other current assets                                             79,755          9,784
                                                                ----------       --------

Total current assets                                               733,164         89,938
                                                                ----------       --------

Property, plant and equipment, net                       (5)       388,458         47,652
                                                                ----------       --------

TOTAL ASSETS                                                     1,121,622        137,590
                                                                ==========       ========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                 71,021          8,712
   Capital lease obligation - current                               44,798          5,495
   Accrued expenses and other                                      333,909         40,960
   Customer deposits                                               541,310         66,402
   Convertible loan                                      (6)     1,577,806        193,548
   Advances from related parties                         (7)     2,764,950        339,175
                                                                ----------       --------
   Total current liabilities                                     5,333,794        654,292
                                                                ----------       --------
Non-current liabilities:
   Capital lease obligation                                        163,127         20,011
                                                                ----------       --------
   Total liabilities                                             5,496,921        674,303
                                                                ----------       --------
Shareholders' deficit:
   Common stock, US$0.001 par value,
    authorized 100,000,000 shares; 40,000,000 shares
    issued and outstanding                                         320,000         40,000
   Capital in excess of par                                       (319,198)       (39,900)
   Accumulated deficit                                          (4,388,145)      (538,291)
   Accumulated other comprehensive loss                             12,044          1,478
                                                                ----------       --------
   Total shareholders' deficit                                  (4,375,299)      (536,713)
                                                                ----------       --------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                        1,121,622        137,590
                                                                ==========       ========

See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                     Three months ended September 30,              Nine months ended September 30,
                                 -----------------------------------------    -----------------------------------------
                                     2001           2000          2001           2001           2000           2001
                            Note      RMB            RMB           US$            RMB            RMB            US$
                            ---- -----------    -----------    -----------    -----------    -----------    -----------
Membership fee income                612,868        284,584         75,180      1,873,214      1,058,236        229,786

                                 -----------    -----------    -----------    -----------    -----------    -----------
Administrative and
general expenses                    (793,431)    (1,299,751)       (97,329)    (4,947,366)    (2,512,608)      (606,890)
                                 -----------    -----------    -----------    -----------    -----------    -----------

Loss from operations                (180,563)    (1,015,167)       (22,149)    (3,074,152)    (1,454,372)      (377,104)

Other income                           2,040         30,138            251         13,297         74,592          1,631
                                 -----------    -----------    -----------    -----------    -----------    -----------

Loss before income taxes            (178,523)      (985,029)       (21,898)    (3,060,855)    (1,379,780)      (375,473)

Income taxes                 (8)          --             --             --             --             --             --
                                 -----------    -----------    -----------    -----------    -----------    -----------

Net loss                            (178,523)      (985,029)       (21,898)    (3,060,855)    (1,379,780)      (375,473)

Comprehensive income
(loss) - currency
translation adjustments               51,978             --          6,376         26,588        (14,544)         3,261
                                 -----------    -----------    -----------    -----------    -----------    -----------

Comprehensive loss                  (126,545)      (985,029)       (15,522)    (3,034,267)    (1,394,324)      (372,212)
                                 ===========    ===========    ===========    ===========    ===========    ===========

Basic and diluted net
 loss per share                        *              (0.03)         *              (0.08)         (0.05)         (0.01)
                                 ===========    ===========    ===========    ===========    ===========    ===========

Weighted average shares
 outstanding                      40,000,000     28,764,565     40,000,000     36,954,497     28,764,565     36,954,497
                                 ===========    ===========    ===========    ===========    ===========    ===========

* Less than RMB(0.01) / US$(0.01) per share

See notes to the financial statements.

                                CHINAWE.COM INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                      NINE MONTHS ENDED SEPTEMBER 30, 2001
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                                       Accumulated
                                                                                       other
                                   Common Stock                                        comprehensive      Total
                              ----------------------   Capital in      Accumulated     income             Shareholders'
                                             Amount    excess of par   deficit         (loss)             deficit
                              Shares         RMB       RMB             RMB             RMB                RMB
                              ----------     -------   -------------   ------------    -------------      ----------

Balances, January 1, 2001     28,764,565     230,120     (229,318)     (1,327,290)       (14,544)       (1,341,032)

Acquisition of Neo
Modern Entertainment
Corp. by Chinawe.com Inc.     11,235,435      89,880      (89,880)             --             --                --
Comprehensive loss:
   Net loss for the
    nine months ended
    September 30, 2001                --          --           --      (3,060,855)            --        (3,060,855)
   Currency translation
   adjustments                        --          --           --              --         26,588            26,588
                              ----------     -------     --------      ----------        -------        ----------

   Total comprehensive
   loss                                                                                                 (3,034,267)
                                                                                                        ----------

Balances, September 30,
2001                          40,000,000     320,000     (319,198)     (4,388,145)        12,044        (4,375,299)
                              ==========     =======     ========      ==========        =======        ==========

Balances, September
30, 2001  US$                                 40,000      (39,900)       (538,291)         1,478          (536,713)
                                             =======     ========      ==========        =======        ==========

See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                2001          2000         2001
                                                                 RMB           RMB          US$
                                                             ----------    ----------    --------
Cash flows from operating activities:
   Net loss                                                  (3,060,855)   (1,379,780)   (375,473)
   Adjustments to reconcile net loss to net cash used in
   operating activities:
      Depreciation                                              129,301         9,168      15,861
      Non-current asset adjustment on consolidation                  --        14,984          --
      Changes in operating assets and liabilities, net of
      effects of acquisition:
            Decrease (increase) in accounts receivable           11,715       (18,569)      1,437
            Decrease (increase) in other accounts
             receivable, deposits and prepayments             2,150,231      (138,493)    263,767
            (Decrease) increase in accounts payable             (22,042)       69,072      (2,704)
            Decrease in other accounts payable and accrued
              expenses                                         (167,919)     (135,634)    (20,599)
            (Decrease) in customer deposits                  (1,037,993)      (72,330)   (127,330)
                                                             ----------    ----------    --------

Net cash used in operating activities                        (1,997,562)   (1,651,582)   (245,041)
                                                             ----------    ----------    --------

Cash flows from investing activities:
   Purchase of plant and equipment                             (155,194)      (61,110)    (19,038)
                                                             ----------    ----------    --------

Cash flows from financing activities:
   Increase in advances from related parties                  1,641,029     5,981,154     201,304
   Repayments to related parties                               (247,262)   (3,816,682)    (30,331)
   Repayment of finance lease obligation                        (32,075)           --      (3,935)
   Issuance of common stock by subsidiary                            --     2,220,998          --
   Cash paid to acquire subsidiaries                                 --      (561,853)         --
                                                             ----------    ----------    --------

Net cash provided by financing activities                     1,361,692     3,823,617     167,038
                                                             ----------    ----------    --------

Net (decrease) increase in cash and cash equivalents           (791,064)    2,110,925     (97,041)

Cash and cash equivalents, beginning                            966,821     1,054,236     118,599

Effect of exchange rate on cash                                  (9,248)       (8,739)     (1,132)
                                                             ----------    ----------    --------

Cash and cash equivalents, ending                               166,509     3,156,422      20,426
                                                             ==========    ==========    ========

Supplemental Schedule of Non-cash Investing and Financing Activities

During the nine months ended September 30, 2001, the Company acquired a motor vehicle under a capital lease obligation for RMB240,000.

See notes to the financial statements.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

1.    The interim financial statements

      The interim financial statements have been prepared by Chinawe.com Inc. (formerly known as NEO MODERN ENTERTAINMENT CORP.) and, in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. The financial statements presented are those of the surviving entity from a merger which occurred on March 15, 2001 (Note 2). It is the Company's opinion that, when the interim statements are read in conjunction with the June 30, 2000 Annual Report on Form 10-KSB, a Definitive Information Statement dated February 12, 2001, and a Form 8-K dated March 15, 2001, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and nine months ended September 30, 2001 and 2000 are not necessarily indicative of the operating results for the full year.

2.    Organization and merger

      On March 15, 2001, NEO MODERN ENTERTAINMENT CORP. ("Neo Modern") completed a merger with Chinawe.com Inc., a privately-held company incorporated in Delaware, pursuant to an Agreement and Plan of Merger dated October 24, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. ("Chinawe", or the "Company"), and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of Neo Modern common stock.

      The purpose of the merger was to acquire a controlling interest in Chinawe and to terminate the prior business of Neo Modern in favor of the Chinawe business. Chinawe, through its subsidiaries based in Hong Kong and the People's Republic of China (the "PRC"), is in the business of enabling e-commerce transactions for small and medium-size producers of goods on Mainland China for sale to overseas wholesale customers, and managing assets located in the PRC by attempting to expedite transactions between Chinese operators of these assets and overseas purchasers and joint ventures. This transaction has been recorded as an acquisition of Neo Modern by Chinawe and a recapitalization of Chinawe.

      The condensed consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

      Officeway Technology Limited ("Officeway"); incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Welcon Info-Tech Limited.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

2.    Organization and merger (continued)

      Welcon Info-Tech Limited ("WIT(HK)"); incorporated in Hong Kong in June 1997, WIT(HK) provides subscriber services for the production of website image and a business-to-business e-marketplace for small to medium size businesses.

      Welcon Info-Tech Limited ("WIT(GZ)"); a joint venture formed in March 2000 in which WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and a business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT(HK).

3.    Summary of significant accounting policies

      (a)   Basis of presentation

      The accompanying financial statements present the financial position of the Company, WIT (HK) and WIT (GZ) as of September 30, 2001, the results of their operations for the three months and nine months ended September 30, 2001 and cash flows for the nine months ended September 30, 2001, and the period from January 1, 2000 through March 15, 2000 on a combined basis. Prior to March 15, 2000, the Company, WIT (HK), and WIT (GZ) combined, represented the predecessor operations of the Company. Subsequent to March 15, 2000, the accompanying financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries WIT (HK) and WIT (GZ) on a consolidated basis. All inter-company accounts and transactions have been eliminated in combination and consolidation.

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

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

3.    Summary of significant accounting policies (continued)

            Translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate on September 30, 2001 of US$1.00 = RMB8.1520. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on September 30, 2001 or at any other date.

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

      (d)   Recently issued accounting standards

            In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS no. 142, Goodwill and Other Tangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December

            15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations, nor does it have any goodwill or other intangible assets recorded as of September 30, 2001.

            In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment or disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

4.    Acquisition of WIT(HK) and WIT(GZ)

      Effective March 15, 2000, the Company acquired the business of WIT (HK) for US$67,873 (RMB561,853). On March 20, 2000, WIT(HK) acquired the business of the PRC party by forming the joint venture, WIT(GZ). The acquisitions were accounted for as purchases, and the results of WIT(HK)'s and WIT(GZ)'s operations are included in the Company's statements of operations from the dates of acquisition. The purchase price was allocated to the assets acquired and liabilities assumed based on their estimated fair values at the date of acquisition. The purchase price equaled the carrying values of the net assets acquired.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

5.    Property, plant and equipment

                                                           September 30, 2001
                                                        ------------------------
                                                          RMB               US$
                                                        -------           ------
      At cost:
      Computer equipment                                150,108           18,413
      Leasehold improvements                             40,905            5,018
      Motor vehicle                                     346,158           42,463
                                                        -------           ------
                                                        537,171           65,894

      Accumulated depreciation                          148,713           18,242
                                                        -------           ------

                                                        388,458           47,652
                                                        =======           ======

6.    Convertible loan

      In August 2000, the Company entered into an agreement with a third party whereby the third party provided financial support to the Company by way of a loan of HK$1,500,000 (RMB1,577,806) to support the Company's proposed restructuring activity in return for 6.37% of the shares of the listed company upon completion of the acquisition and restructuring. The convertible loan is non-interest bearing and unsecured.

7.    Related party transactions

      The balances with related parties are as follows:

                                                          September 30, 2001
                                                       -------------------------
                                                          RMB               US$
                                                       ---------         -------
      Advances from related parties:
         Shareholders                                  2,736,265         335,656
         PRC party                                        28,685           3,519
                                                       ---------         -------

                                                       2,764,950         339,175
                                                       =========         =======

      All balances with related parties are unsecured, non-interest bearing and payable on demand. During the nine months ended September 30, 2001 and 2000, the Company received advances from related parties of RMB1,641,029 and RMB5,981,154, respectively. In addition, during the nine months ended September 30, 2001 and 2000, the Company repaid advances of RMB247,262 and RMB3,816,682, respectively.

      The Company occupies office space in a building leased by an affiliate of the Company. Rent expense for each of the periods ended September 30, 2001 and 2000 was approximately RMB90,000.

                                 CHINAWE.COM INC
                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2001 AND 2000
                                   (UNAUDITED)

8.    Income taxes

      It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no U.S. corporate income taxes will be provided for these financial statements.

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

      The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                            2001           2000
                                                            ----           ----
                                                    % of Pre-tax   % of Pre-tax
                                                          income         income

      U.S. federal income tax rate                            34             34
      Operating losses                                       (34)           (34)
                                                          ------         ------

                                                              --             --
                                                          ======         ======

      At September 30, 2001, the Company's deferred tax assets are as follows:

                                                           RMB             US$

      Hong Kong operating loss carry forward             334,182         40,994
      PRC operating loss carry forward                   275,242         33,764
      Deferred tax assets valuation allowance           (609,424)       (74,758)
                                                        --------        -------

      Net deferred tax assets                                 --             --
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

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

9.    Shareholders' equity (deficit)

      On July 25, 2001, the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company.

Item 2. Management's Discussion and Analysis or Plan of Operation.

      On March 15, 2001, the merger of Chinawe.com Inc. with and into NEO MODERN ENTERTAINMENT CORP. was effectuated and the name of the survivor was changed to Chinawe.com Inc. Incident to the merger, the former operations of NEO MODERN ENTERTAINMENT CORP., which dealt with the production and distribution of motion picture films, was spun off to an entity owned by the former managers of that enterprise. Accordingly, the entire business theretofore continued by Chinawe.com Inc. is the business now conducted by the public company. Incident thereto, the fiscal year of the public company was changed to the year ended December 31, 2000, which is the same fiscal year as had previously been utilized by Chinawe.com Inc.

General

      The following discussion of the Company's financial condition and results of operations should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Quarterly Report on Form 10-QSB.

      Certain statements set forth in the Company's Quarterly Report on Form 10-QSB for the quarter ended September 30, 2001 are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Investors are cautioned that forward looking statements involve risks and uncertainties, including general economic conditions, delays and risks associated with the performance of contracts, the process of regulatory approval and supervision, potential acquisitions, consumer and industry acceptance, litigation and the volatility of domestic securities markets. This Quarterly Report on Form 10-QSB, including the Statements of Financial Condition and the notes thereto, should be read in its entirety for a complete understanding.

Results of Operations - Three Months and Nine Months ended September 30, 2001 and 2000

      Total revenues for the three months ended September 30, 2001 were RMB 612,868 (US $75,180) as compared to total revenues of RMB 284,584 (US $34,378) reported for the corresponding period ended September 30, 2000. This increase is attributable mainly to an increase in firms and persons signed up for the service provided by the Company. Total revenues for the nine month period ended September 30, 2001 increased by RMB 814,978 (US $101,949) from the corresponding period ended September 30, 2000; thus total revenues for the current nine month period were RMB 1,873,214 (US $229,786) as compared to total revenues of RMB 1,058,236 (US $127,837) for the nine months ended September 30, 2000. Administrative and general expenses decreased from RMB 1,299,751 (US $157,012) to RMB 793,431 (US $97,329) for the three months ended September 30, 2001, due to the recent reduction of administrative and general expenses. However, administrative and general expenses increased from RMB 2,512,608 (US $303,528) for the nine months ended September 30, 2000 to RMB 4,947,366 (US $606,890) for the nine months ended September 30, 2001, representing an increase of approximately 100%, due to the additional work performed during the earlier months to the Company's services and to expenses related to the merger transaction. The loss from operations accordingly decreased dramatically from RMB 1,015,167 (US $122,633) for the three months ended September 30, 2000 to RMB 180,563 (US $22,149) for the three months ended September 30, 2001, representing decrease of 82%. The loss from operations for the nine month period ended September 30, 2001 increased by RMB 1,619,780 (US $201,413) from the corresponding period ended September 30, 2000; thus the loss from operations for the current nine month period was RMB 3,074,152 (US $377,104) as compared to loss from operations of RMB 1,454,372 (US $175,691) for the nine month period ended September 30, 2000. The Company expects its losses from operations to continue to increase as it establishes its network and engages in its various lines of business.

Viability of Operating Results

      The Company is engaged in establishing its operating lines of business and building its memberships. These factors have an impact on the Company's operations and revenues. It is expected that for the foreseeable future the Company will continue to develop these areas and operate at a loss.

Liquidity and Capital Resources

      As of September 30, 2001, the Company's cash and cash equivalents were RMB 166,509 (US $20,426) compared to RMB 996,821 (US $118,599) at the beginning of the nine month period.

      The Company finances its operations primarily with existing capital and net cash provided by financing activities (including amounts financed by the majority shareholder).

Recently Issued Accounting Standards

      In July 2001, The Financial Accounting Standards Board (FASB) issued SFAS No. 141, Business Combinations, and SFAS No. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangibles assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations, nor does it have any goodwill or other intangible assets recorded as of September 30, 2001.

      In August 2001, the FASB issued SFAS No. 144, Accounting for Impairment or Disposal of Long-Lived Assets, which addresses accounting and financial reporting for the impairment of disposal of long-lived assets. This statement is effective for fiscal years beginning after December 15, 2001. The Company is currently assessing the impact, if any, that SFAS No. 144 may have on its financial condition and results of operations.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

      (a)   Exhibits.

            Exhibit Number:

            (11)  Calculation of Earnings Per Share.

      (b)   Reports on Form 8-K.

            None.

                                   SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 13, 2001                           Chinawe.com Inc.
                                                  ----------------
                                                    (Registrant)


                                        By: /s/ Man Ying Ken Wai
                                           -------------------------------------
                                           Man Ying Ken Wai
                                           Vice President