Form 10KSB
period 2001-12-31
CHINAWE COM INC
filed 2002-04-15
CIK 1043222

                     U.S. Securities And Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
                   (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2001

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 000-26169

                                Chinawe.com Inc.
                                ----------------
                 (Name of small business issuer in its charter)

                    California                           95-4627285
       ------------------------------------------------------------------
         (State or other jurisdiction of              (I.R.S. Employer
          incorporation or organization)             Identification No.)

         460 Park Avenue, New York, New York                10022
       ------------------------------------------------------------------
       (Address of principal executive offices)           (Zip Code)


                    Issuer's telephone number: (212) 753-7500
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

              Securities registered under Section 12(g) of the Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

       Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /.

       Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

       The issuer's revenues for the fiscal year ended December 31, 2001 were $277,132.

       The aggregate market value of the voting common equity held by nonaffiliates (computed by reference to the closing price of such common equity) on April 10, 2002 was approximately $2,000,000.

       The number of shares of common stock, par value $.001 per share, outstanding as of April 10, 2002 was 40,000,000 shares.

       Transitional Small Business Disclosure Format

       Yes___                     No  X


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

Forward Looking Statements: This Form 10-KSB contains or incorporates by reference certain statements that may be deemed "forward-looking statements" within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate. The forward-looking statements included in this Form 10-KSB are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, services and prices, and other factors discussed in the company's filings under the Securities Act and the Exchange Act. Stockholders and prospective investors are cautioned that such forward-looking statements are not guarantees of future performance and that actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                     PART I

Item 1. Description of Business

       Chinawe.com Inc. (the "Company", "Chinawe" or "we") is a China-based enterprise using electronic technology on its proprietary bilingual (i.e., Chinese and English) website: Chinawe first launched in 1997, the website has been focused on providing business-to-business commerce services whereby members subscribing to its services are allowed access to its site to describe products manufactured by them and being offered for sale to overseas purchasers.

       The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2001, the Company reported a net loss of RMB 5,017,805 (US $599,357) and at December 31, 2001 has a stockholders' deficit and a working capital deficit of RMB 6,384,228 (US $762,568) and RMB 6,579,479 (US $785,422), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

       (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company and the exclusive agent for the Agriculture Bank of China. Under the agreement, the Company will take over, manage and dispose of non-performing assets (the "Assets") valued at approximately RMB400 billion. The agreement has a five-year term with options to renew, and results in the Company entering into the business of asset restructuring, asset transfer, asset leasing, asset auction or asset securization using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. Under the agreement the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets.

       (2) The Company is finalizing the negotiations for a financing agreement with a Hong Kong based financial institution (the "Institution"). Under the pending agreement the Institution is to assist and advise the Company in the purchase of a batch of selected Assets with a book value of approximately US$300,000,000 directly from Great Wall. The Company is seeking to receive an initial amount of US$1,000,000 to be used to perform due diligence on selected Assets as well as to provide approximately six months of the Company's operating costs. The financing agreement provides for additional funding of approximately US$15,000,000 which, if obtained, is expected to be used as an initial payment for the selected Assets as well as to provide three years of the Company's operating costs. The pending agreement provides for payment to the Institution of a retainer fee payable in stock equal to 2% of the Company's current outstanding common stock, of which one half is to be paid upon signing the pending agreement and the balance three months thereafter. In addition, the pending agreement provides that the Institution will be paid 3% of funds raised by the Institution as well as one third of fees earned by the Company under the agreement with Great Wall.

       Chinawe is looking to become a leading e-marketplace providing business-to-business e-commerce services for buyers and suppliers of products made in China. The Company's services will enable buyer and supplier members to efficiently and cost-effectively buy and sell products in an open e-marketplace. Chinawe provides product/suppliers search engines, a message board, sample sale, factory outlet and business-related services covering the entire product sales lifecycle.

       Business-to-business activities will be focused on deriving revenue from one or more of (a) membership fees from members; (b) commissions from the sale of goods sold by members; (c) advertising revenues generated from banner advertising on the website; and (d) advisory and other consulting services. The portal established by Chinawe is based in Hong Kong so that Chinawe believes that it is not subject to restrictions on foreign ownership imposed by the PRC.

       We believe that our services provide a number of benefits that will attract a growing number of buyers and suppliers of China-made products to its e-marketplace. As more suppliers offer information and products through Chinawe.com, more buyers will be encouraged to use Chinawe's services, which will result in a network effect, i.e., the value of the Company's services to each member increases significantly with the addition of each new member.

Item 2. Description of Property.

       The Company's headquarters are located in Hong Kong. It has a branch office in Guangzhou, the capital of Guangdong Province of China. We plan to open a number of branches in the major cities of PRC.

Item 3. Legal Proceedings.

       We are not engaged in any litigation or governmental proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

       No matters were submitted to a vote of security holders during the quarter ended December 31, 2001.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

       Market Information:

(a) Trading in our shares of Common Stock presently takes place on the OTC Bulletin Board under the symbol "CHWE".

       The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years.


                                                    High            Low
                                                    ----            ---
2001
----
January 1, 2001 - March 31, 2001                    .1875           .07

April 1, 2001 -June 30, 2001                        .34             .04

July 1, 2001- September 30, 2001                    .19             .11

October 1, 2001-December 31, 2001                   .11             .06

2000
----
January 1, 2000 - March 31, 2000                    .375            .025

April 1, 2000 -June 30, 2000                        .25             .125

July 1, 2000- September 30, 2000                    .125            .09375

October 1, 2000-December 31, 2000                   .125            .08

    Source: Pink Sheets, LLC (formerly known as National Quotation Bureau,
LLC)

       The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

       On April 10, 2002, our shares of common stock was quoted at $0.05 per share.

    (b) The number of holders of our Common Stock was approximately 155 on December 31, 2001, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

    (c) We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Diectors intend to declare cash divideds on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.

Item 6. Management's Discussion and Analysis or Plan of Operation.

       The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this document.

Overview - Results of Operations

       Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB 5,017,805 (US$599,357) during the year ended December 31, 2001. At the end of this period we had a stockholders' deficit of RMB 6,384,228 (US$762,568) and a working capital deficit of RMB 6,579,479 (US$785,442). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2001 and 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not require to raise further capital for operations and expansion in the near future.

       Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We will encounter competition from a variety of firms selling Internet services in its market area. Many of these firms have long-standing customer relationships and are well-staffed and well financed. The Company believes that competition in the Internet industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Year ending December 31, 2001 compared to the year ending December 31, 2000

      Revenues. Membership fee income for the year ending December 31, 2001 was RMB 2,320,146 as compared to membership fee income of RMB 1,819,927 for the year ending December 31, 2000, an increase of 27%. Other income for the year ending December 31, 2001 was RMB 13,759 as compared to other income of RMB 112,714 for the year ending December 31, 2000, a decrease of 88%.

      Expenses. Administrative and general expenses for the year ending December 31, 2001 were RMB 7,351,710 as compared to administrative and general expenses of RMB 2,984,229 for the year ending December 31, 2000, an increase of 150%.

      As a consequence of the foregoing, our loss from operations increased from RMB 1,164,302 for the year ending December 31, 2000 to RMB 5,031,564 for the year ending December 31, 2001. Our net loss increased from RMB 1,051,588 for the year ending December 31, 2000 to RMB 5,017,805 for the year ending December 31, 2001.

Factors That May Affect Future Results

       Management's Discussion and Analysis and other parts of this Report contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

       The markets for many of our product offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our operating results will depend to a significant extent on our ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of our competitors, and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

Fluctuations in Quarterly Results

       We have incurred operating losses since inception, and cannot be certain that we will achieve profitability on a quarterly or annual basis in the future. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

       o    Continued growth of business and of the Internet in China;
       o Our ability to attract and retain customers and maintain customer satisfaction;
       o    Technical difficulties or system outages;
       o    Government regulation;
       o Fulfilling contractual obligations under the agreements with China Great Wall Asset Management Corporation and others
       o    Pricing policies of competitors;
       o Ability to attract and retain qualified personnel with Chinese language and Internet industry expertise, in particular technical, sales and marketing personnel;
       o The amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;
       o The ability to upgrade, develop and maintain our systems and infrastructure; and
       o    Failure to increase sales.

In addition to the factors set forth above, the Company's operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with employees and non-employees.

Liquidity and Capital Resources

       On March 15, 2001, Neo Modern completed a merger with Chinawe, a privately-held company incorporated in the State of Delaware, pursuant to an Agreement and Plan of Merger dated October 17, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of Neo Modern common stock. All share and per share amounts reflect the conversion.

      Cash used in operating activities during the year ending December 31, 2001 was RMB 2,593,068 as compared to RMB 2,359,186 for the year ending December 31, 2000. The Company had a net loss of RMB 5,017,805, a decrease in accounts payable of RMB 14,164, a decrease in other current assets of RMB 120,426, a decrease in deposits of RMB 2,495,403, a decrease in accounts payable of RMB 16,564, an increase in accrued expenses of RMB 852,484, a decrease in customer deposits of RMB 1,211,641 and a non-cash item consisting of depreciation of RMB 170,465.

      Cash used in investing activities was RMB 395,194 during the year ended December 31, 2001 as compared to RMB 142,238 for the year ending December 31, 2000. Uses of cash in the year ended December 31, 2001 related to purchases of plant and equipment.

      Cash provided by financing activities was RMB 2,050,268 during the year ending December 31, 2001 as compared to RMB 2,422,748 for the year ending December 31, 2000.

       The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2001, the Company reported a net loss of RMB 5,017,805 (US $599,357) and at December 31, 2001 has a stockholders' deficit and a working capital deficit of RMB 6,384,228 (US $762,568) and RMB 6,579,479 (US $785,422), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

       (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company and the exclusive agent for the Agriculture Bank of China. Under the agreement, the Company will take over, manage and dispose of non-performing assets (the "Assets") valued at approximately RMB400 billion. The agreement has a five-year term with options to renew, and results in the Company entering into the business of asset restructuring, asset transfer, asset leasing, asset auction or asset securization using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. Under the agreement the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets.

       (2) The Company is finalizing the negotiations for a financing agreement with a Hong Kong based financial institution (the "Institution"). Under the pending agreement the Institution is to assist and advise the Company in the purchase of a batch of selected Assets with a book value of approximately US$300,000,000 directly from Great Wall. The Company is seeking to receive an initial amount of US$1,000,000 to be used to perform due diligence on selected Assets as well as to provide approximately six months of the Company's operating costs. The financing agreement provides for additional funding of approximately US$15,000,000 which, if obtained, is expected to be used as an initial payment for the selected Assets as well as to provide three years of the Company's operating costs. The pending agreement provides for payment to the Institution of a retainer fee payable in stock equal to 2% of the Company's current outstanding common stock, of which one half is to be paid upon signing the pending agreement and the balance three months thereafter. In addition, the pending agreement provides that the Institution will be paid 3% of funds raised by the Institution as well as one third of fees earned by the Company under the agreement with Great Wall.

       Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next six months. It is anticipated that with the further expansion of operations we will incur negative cash flows, therefore requiring us to seek additional financings to support the growth in operations, both on a short term and long term basis. In addition to the Great Wall agreement, we expect to acquire or invest in other businesses, products, services and technologies that complement or augment the Company's service offerings and customer base. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services, in response to competitive pressures or to acquire technologies or complimentary products or businesses.

Quantitative And Qualitative Disclosures About Market Risk

We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal years ended December 31, 1999, December 30, 2000, and December 31, 2001, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

Critical Accounting Policies And Estimates

       Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

       We recognize subscription and service income from members over the period of subscription and to the extent of services rendered in accordance with the terms of subscription and service agreements.

       We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would results in an additional general and administrative expense in the period such determination was made.

       We do not have any of the following:

             Off-balance sheet arrangements.

             Certain trading activities that include non-exchange traded contracts accounted for at fair value.

             Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

                                  RISK FACTORS

Set forth below are certain risks and uncertainties relating to our business. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected.

Risks Relating To Our Business

IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY

If we do not successfully address these risks and uncertainties, our business, operating results and financial condition will be materially adversely affected.

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO LOSE MONEY IN THE FUTURE AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY

WE REQUIRE ADDITIONAL FUNDS TO IMPLEMENT OUR CURRENT PLANS AND FINANCE FUTURE GROWTH

Our business model assumes that we will have substantial additional funds to implement the full range of products and services we plan to offer.

We will seek to obtain additional funds through sales of equity and/or debt, or other external financing in order to fund our current operations and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

OUR MANAGEMENT HAS LIMITED EXPERIENCE OPERATING A PUBLIC COMPANY

WE MAY FACE RISKS ASSOCIATED WITH POTENTIAL ACQUISITIONS, INVESTMENTS, STRATEGIC PARTNERSHIPS OR OTHER VENTURES, INCLUDING WHETHER SUCH TRANSACTIONS CAN BE LOCATED, COMPLETED AND THE OTHER PARTY INTEGRATED WITH OUR BUSINESS ON FAVORABLE TERMS

As part of our long-term growth strategy, we may seek to acquire or make investments in complementary businesses, technologies, services or products or enter into strategic relationships with parties who can provide access to those assets, if appropriate opportunities arise. From time to time, we may enter into discussions and negotiations with companies regarding our acquiring, investing in, or partnering with their businesses, products, services or technologies. We may not identify suitable acquisition, investment or strategic partnership candidates, or if we do identify suitable candidates, we may not complete those transactions on commercially acceptable terms or at all. Acquisitions often involve a number of special risks, including the following:

       o we may experience difficulty integrating acquired operations, products, services and personnel;
       o    we may be unable to retain acquired subscribers;
       o    the acquisition may disrupt our ongoing business;
       o we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;
       o we may not be able to retain the key personnel of the acquired company;
       o the businesses we acquire may fail to achieve the revenues and earnings we anticipated; and
       o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire.

       We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

       o    diluting security holders' ownership interest;
       o    causing us to incur additional debt; and
       o forcing us to amortize expenses related to goodwill and other intangible assets.

       Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER

       If the Internet and the business-to-business e-marketplace becomes as widely used in China as we expect and as estimates suggest and our business grows correspondingly, this rapid growth will place a significant strain on our managerial, operational, financial and information systems resources. To accommodate any significant increase in our size and manage our growth, we must implement and improve these systems and attract, train, manage and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. If we fail to successfully manage our growth, our ability to maintain and increase our subscriber base will be impaired and our business will suffer.

       It is impossible to predict how entry into the World Trade Organization will affect China's economy or the manner in which it conducts business domestically and internationally.

NETWORKS ARE SUBJECT TO SECURITY RISKS AND INAPPROPRIATE USE BY INTERNET USERS THAT COULD INTERRUPT OUR SERVICES

       The future success of our business will depend on the security of the networks of third parties over which we have no control. Despite implementation of security measures, we remain vulnerable to computer viruses, sabotage, break-ins and similar disruptive problems caused by subscribers or other Internet users.

OUR SERVICES AND REPUTATION MAY BE ADVERSELY AFFECTED BY SOFTWARE DEFECTS

       Our services depend on complex software developed by third parties. Software often contains defects, particularly when first introduced or when new versions are released. These defects could cause service interruptions that damage our reputation, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could materially adversely affect our business, operating results and financial condition. We may not discover software defects that affect our services or enhancements until we deploy the software.

                    RISKS RELATING TO DOING BUSINESS IN CHINA

OUR BUSINESS DEPENDS ON CONTINUED GROWTH OF THE INTERNET IN CHINA

       Our future success substantially depends on continued growth in the use of computer and the Internet in China. Although we believe that computer and Internet usage in China will continue to grow as it has in the past, we cannot be certain that this growth will continue or that it will continue in its present form. The growth of computer usage and the Internet in China is constrained by the cost of computers and other Internet access devices to Chinese people relative to their annual income and current technology infrastructure and no assurance can be given that computers or other Internet access devices will be offered at prices within the budget of the average Chinese consumer or that the technological infrastructure will be enhanced. If Internet usage declines in China or evolves away from our business, our growth will slow or stop and our financial results will suffer.

INCREASED GOVERNMENT REGULATION MAY INCREASE OUR COST OF DOING BUSINESS OR CAUSE US TO CHANGE THE WAY WE CONDUCT OUR BUSINESS

       Any new legislation or regulation adopted by the PRC regarding the Internet, or the application or uncertainty relating to the application of existing laws and regulations to the Internet, could materially adversely affect our business, operating results and financial condition. Legislation could impair the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. This could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse affect on our business, financial condition and operating results. Further, the growth and development of the Internet messaging market may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. These laws may impose additional burdens on our business. For example, because we rely on the collection and use of personal data from our users for targeting advertisements, any laws or regulations that restrict our ability to collect or use such information may harm us. Hong Kong has enacted laws or adopted regulations that prevent Internet companies or Web portals from selling any information collected from users.

REGULATION OF THE INTERNET AND INFORMATION INDUSTRY IN THE PRC MAY ADVERSELY AFFECT OUR BUSINESS

       The PRC has enacted regulations governing the provision of ISP services, Internet access and the distribution of news and other information. The Chinese government regulates access to the Internet by imposing strict licensing requirements and requiring ISPs in China to use the international inbound and outbound Internet backbones. Our vendors of these services have obtained all licenses required to offer Internet access services in the parts of the PRC where we conduct business, but there can be no assurance that such licenses will be retained.

       We also note that the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result, in many cases it is difficult to determine the type of content that may result in liability. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the Internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws. Periodically, the Ministry of Public Security has stopped the distribution of information over the Internet which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local ISP to block any Web site maintained outside of China at its sole discretion. Web sites that are blocked in China include many major news-related Web sites such as www.cnn.com, www.latimes.com, www.nytimes.com and www.appledaily.com.hk. These laws will affect the Chinese language Web portal which we propose to develop in the future.

       The Chinese government has also expressed its intention to closely control possible new areas of business presented by the Internet, such as Internet telephony. We cannot provide assurance that we will be able to obtain any necessary license required in the future or that future changes in Chinese government policies affecting the provision of ISP services, information services, including the provision of online services, will not impose additional regulatory requirements on us or our strategic partners, intensify competition in the Chinese information industry or otherwise have a material adverse effect on our business, financial condition and results of operations.

THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

       The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors and has recently been slowing. There can be no assurance that such growth will not continue to decrease or that any slow down will not have a negative effect on our business. The PRC economy is also experiencing deflation which may continue in the future. The current economic situation may adversely affect our profitability over time as expenditures for advertisements may decrease due to the results of slowing domestic demand and deflation. In October, 1998, the Guangdong International Trust and Investment Corporation, an investment holding company of Guangzhou Province, was declared insolvent and shut down by the PRC government. Subsequently many other similarly situated PRC provincial investment holding companies have defaulted on their loans and experienced financial difficulties. As a result, our clients and suppliers may have limited access to credit that may adversely affect our business. In addition, the international financial markets in which the securities of the PRC government, agencies and private entities are traded also have experienced significant price fluctuations upon speculation that the PRC government may devalue the Renminbi which could increase our costs relative to our PRC revenues.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES EFFECTIVELY

       We expect to derive a significant portion of revenues in the form of Renminbi. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the Renminbi, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the Renminbi. Any future restrictions on currency exchanges may limit our ability to utilize revenue generated in Renminbi to fund our business activities outside the PRC.

A CHANGE IN CURRENCY EXCHANGE RATES COULD INCREASE OUR COSTS RELATIVE TO OUR REVENUES

       We expect to generate a portion of our revenues and to incur expenses and liabilities in Chinese Renminbi and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchase instruments to hedge our exchange rate risks although we may do so in the future.

                           RISKS RELATING TO OUR STOCK

POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD

       Our common stock is listed on the electronic bulletin board of the over-the-counter market. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the electronic bulletin board or any other market or exchange as the approval to re-list the common stock is subject to review by the NASD.

BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS.

       The SEC has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock presently is a "penny stock". Because our stock is a "penny stock", it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the common stock will trade for $5.00 or more per share, or if so, when.

       Although we desire to list the common stock on the Nasdaq SmallCap Market and intend to apply for a listing on the SmallCap market at such time as we meet the listing criteria, there can be no assurance that we will ever qualify.

       Absent Nasdaq SmallCap Market or other Nasdaq or stock exchange listing, trading, if any, in common stock will, as it presently is, continue in the "Electronic Bulletin Board" administered by the National Association of Securities Dealers, Inc. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

WE HAVE NO INTENTION TO PAY DIVIDENDS

       We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

       Recently Issued Accounting Pronouncements

       In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations, nor does it have any goodwill or other intangible assets as of December 31, 2001.

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

Item 7. Financial Statements.

       The financial statements require by this Item are set forth at pages indicated in Item 13 following page 19 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

       None.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Management

       The following sets forth information regarding our executive officers, directors and other key employees as of December 31, 2001:

Name                           Nationality     Age    Title
----                           -----------     ---    -----
Mr. Wai, Man Keung             Hong Kong       42     Chief Executive Officer, Chairman of the Board and President
Mr. Wai, Man Ying Ken          Canadian        37     Vice President, Executive Director
Mr. Yiu, Barry                 Chinese         38     Vice President, Executive Director*
Ms. Chu,Vivian Wai Wa          Australian      32     Chief Secretary, Executive Director
Mr. Tsang, Paul                British         39     Chief Financial Officer
Mr. Xu, Jie Bin                Chinese         33     Chief Technology Officer
Mr. Lee, Conway Kong Wai       Australian      47     Non-executive Director

*Commencing April, 2002.

       The following is a brief account of the business experience for the last two years for the above mentioned individuals.

Mr. Wai, Man Keung is the founder of our Company and has been the Chairman, CEO & President of our Company since its incorporation. He is responsible for our overall strategic planning and development. Mr. Wai has over 15 years of entrepreneur experience in business development and administration. Prior to founding Chinawe Info-Tech Ltd in 1997, Mr. Wai has successfully built up one of the leading construction companies based in Hong Kong - Chinawe Construction Co. Ltd. with annual sales of US $200 million and more than 300 employees. Under his leadership and management, the Group has grown and expanded quickly in Hong Kong and China. To seize the great opportunities in the booming IT market in China and Hong Kong, Mr. Wai established Chinawe Info-Tech Limited in Hong Kong in 1997.

Mr. Wai, Man Ying Ken is the co-founder and Vice President of our Company since its incorporation. Prior to his current position, Mr. Wai was a board director and marketing of a Hong Kong-based building construction company since 1995. Under his directorship, the company has enjoyed consistent and rapid sales growth over the years. Mr. Wai is specialized in marketing and sales management. In 1997, he co-founded Chinawe Info-Tech Limited with his elder brother, Mr. Wai Man Keung Alan. He studied General Science at the University of Waterloo, Canada.

Mr Barry Yiu, our Vice President has over 15 years of experience in business development, strategic planning, financing management and government relations with strong geographic focus in China. Prior to joining the Company, Mr. Yiu has been engaged in several reputable companies in Hong Kong and China involving sizable developments and investments. Mr Yiu obtained his Bachelor degree from the University of Toronto, Canada in 1983 and his Master of Business Administration degree (major in Finance) from McMaster University in Hamilton, Canada in 1985.

Mr Paul Tsang has been our Chief Financial Officer since 2001. Mr Tsang has over 18 years of experience in corporate finance management, 14 years of which has been with Hong Kong listed companies. His expertise includes asset and fund management; mergers and acquisitions, structuring and packaging businesses and companies for initial public offerings; devising and implementing tax strategies; originating, managing and controlling corporate finance exercises; due diligence review, etc. He is a fellow member of The Association of Chartered Certified Accountants and The Hong Kong Society of Accountants. Mr Tsang obtained his Bachelor of Social Science degree (major in Management Studies) from the University of Hong Kong.

Other Employees

Mr. Lee, Conway Kong Wai has been a Non-executive Director since 1999. Mr. Lee is a practicing accountant with one of the big five accounting firms. He has over 20 years experience in audit, accounting & financial management. He is a member of the Institute of Chartered Accountants in Australia, the Chartered Association of Certified Accountants, and the Hong Kong Society of Accountants. Mr. Lee obtained his Bachelor degree in the UK and his postgraduate diploma in Australia.

Ms. Chu, Vivian Wai Wa has been our Chief Secretary and Executive Director since she joined us in 1997. She has accumulated her skills from managing diversified areas and is responsible for the Company's administrative affairs. She obtained her degrees (Bachelor of Economics and Bachelor of Arts in Asian Studies) from The Australian National University in 1992.

Mr. Xu, Jie Bin has been our Chief Technology Officer since he joined our Company in 1999. He is responsible for our technological development. Between 1996 to 1998, Mr. Xu was a research assistant at the Department of Electrical Engineering of the City University of Hong Kong from July 1996 to January 1998. Prior to 1998, he was an assistant professor at Research Institute of Computer Application (RICA) and a deputy director of the Telecom & Network Department in RICA, South China University of Science & Technology. Mr. Xu obtained his Ph.D degree in Electronic & Communication Engineering, a Masters degree in Radio Engineering & Automatic Control and a BS degree in Radio Engineering from South China University of Science & Technology.

Mr. Ng, Yuet Tong Jeffrey, is our Director of Technology, responsible for our development of technology. He has 10 years experience in the IT industry. Prior to joining our Company in 1997, Mr. Ng was the system engineer with a HK local software company directly responsible for development technology and project management. Before that, Mr. Ng was a Senior System

Support with Bond Network Limited. He graduated from Chai Wan Technical Institute, Hong Kong, where he studied Computer Sciences.

Ms. Feng, Ming Xian, is our Finance Manager. She is responsible for routine accounting matters of the group. Prior to joining our Company in 1998, she was an accountant of a multinational company in Guangzhou for more than 3 years.

Item 10. Executive Compensation.

       The following table sets forth for the fiscal year indicated the compensation paid by our Company to the Chief Executive Officer. No other executive officer received a total annual salary and bonus exceeding $100,000.

Name and Principal Position                  Year              Salary
---------------------------                  ----              ------
Ken Wai                                      2001              $30,000

Item 11. Security Ownership of Certain Beneficial Owners and Management.

       The following table sets forth information as of December 31, 2001, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                                Percent of Outstanding
Name of Beneficial Owner 1               Amount of Beneficial Ownership          Shares of Class Owned
--------------------------               ------------------------------          ---------------------
Gonet Associates Ltd.                              22,054,090                             55.1
Man Keung Wai 2                                    22,054,090                             55.1
Man Ying Ken Wai                                   0                                      0
Barry Yiu                                          0                                      0
Vivian Wai Wa Chu                                  0                                      0
Paul Tsang                                         0                                      0
Jie Bin Xu                                         0                                      0
All officers and directors as a group              22,054,090                             55.1
(through ownership of Gonet)

1. The address for each of the officers and directors of the Company is c/o our corporate headquarters in New York.

2. Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

Item 12. Certain Relationships and Related Transactions.

       None.

Item 13. Exhibit and Reports on Form 8-K.

Documents filed as part of this Report:

       1.       Financial Statements of Chinawe.com Inc.:

                Report of Independent Auditors
                Balance Sheet - Years Ended December 31, 2001 and 2000
                Statement of Operations - Years Ended December 31, 2001 and 2000 Statement of Shareholder's Deficit and Comprehensive Loss - Years Ended December 31, 2001 and 2000
                Statement of Cash Flow - Years Ended December 31, 2001 and 2000 Notes to Financial Statements

       2.       Exhibits and Index:

       Exhibit
       No.              Description

       3.(i)            Articles of Incorporation.*
       3.(ii)           By-Laws.*
       3.(iii)          Merger Agreement and Plan of Reorganization dated
                        as of October 17, 2000 **
       10.1             Chinawe.com Inc. 2001 Restricted Stock Plan***
       23.1             Consent of Horwath Gelfond Hochstadt Pangburn, P.C.

       -----------------

       * Filed as an exhibit to our Company's Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000 and hereby incorporated by reference herein.

       **Filed as an exhibit to our Company's Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001 and hereby incorporated by reference herein.

       ***Filed as an exhibit to our Company's Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001 and hereby incorporated by reference herein.

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

                        CONSOLIDATED FINANCIAL STATEMENTS

                     YEARS ENDED DECEMBER 31, 2001 AND 2000


CONTENTS                                                            PAGES

Independent auditors' report                                          1

Consolidated balance sheets                                           2

Consolidated statements of operations                                 3

Consolidated statements of shareholders' deficit
  and comprehensive loss                                              4

Consolidated statements of cash flows                                 5

Notes to the consolidated financial statements                     6 to 16

                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

To the Board of Directors and Stockholders
CHINAWE.COM INC.

We have audited the consolidated balance sheets of Chinawe.com Inc. and subsidiaries as of December 31, 2001 and 2000, and the consolidated statements of operations, shareholders' deficit and comprehensive loss, and cash flows for each of the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Chinawe.com Inc. and subsidiaries as of December 31, 2001 and 2000, and the results of their operations and cash flows for each of the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered a net loss of RMB 5,017,805 (US $599,357) during the year ended December 31, 2001, and has a stockholders' deficit and a working capital deficit of RMB 6,384,228 (US $762,568) and RMB 6,579,479 (US $785,442), respectively, at December 31, 2001. These conditions raise substantial doubt about the company's ability to continue as a going concern. Management's plans with regard to these matters are also described in note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
February 15, 2002

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

                           CONSOLIDATED BALANCE SHEETS
                           DECEMBER 31, 2001 AND 2000

                                                   NOTE             2001                2001                2000
                                                                    ----                ----                ----
                                                                     US$                 RMB                 RMB
ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                            4,642              38,859              966,821
   Accounts receivable                                                  2,685              22,478               36,642
   Deposits                                                                 -                   -            2,495,403
   Other current assets                                                 9,093              76,130              205,071
                                                             ----------------    ----------------     ----------------
      TOTAL CURRENT ASSETS                                             16,420             137,467            3,703,937
                                                             ----------------    ----------------     ----------------

   Property, plant and equipment, net                5                 41,424             346,803              122,341
                                                             ----------------    ----------------     ----------------

   TOTAL ASSETS                                                        57,844             484,270            3,826,278
                                                             ================    ================     ================
LIABILITIES AND SHAREHOLDERS' DEFICIT
CURRENT LIABILITIES
   Accounts payable                                                     9,137              76,499               93,063
   Accrued expenses and others                                        161,767           1,354,312              501,828
   Customer deposits                                                   43,916             367,662            1,579,303
   Current portion of long-term debt                 7                  4,974              45,395                    -
   Convertible loan                                  6                      -                   -            1,602,194
   Advances from related parties                     8                582,068           4,873,078            1,390,922
                                                             ----------------    ----------------     ----------------
      TOTAL CURRENT LIABILITIES                                       801,862           6,716,946            5,167,310

NON-CURRENT LIABILITIES
   Long-term debt                                    7                 18,550             151,552                    -
                                                             ----------------    ----------------     ----------------

      TOTAL LIABILITIES                                               820,412           6,868,498            5,167,310
                                                             ----------------    ----------------     ----------------

SHAREHOLDERS' DEFICIT
   Preferred stock, par value US$0.001 per share,
     authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
     authorized 100,000,000 shares; issued and
     outstanding 40,000,000 shares (2001) and
     28,764,565 shares (2000)                                          40,000             320,000              230,120
   Capital in excess of par                                           (39,900)           (319,198)            (229,318)
   Accumulated deficit                                               (759,700)         (6,345,095)          (1,327,290)
   Accumulated other comprehensive loss                                (2,968)            (39,935)             (14,544)
                                                             ----------------    ----------------     ----------------

      TOTAL SHAREHOLDERS' DEFICIT                                    (762,568)         (6,384,228)          (1,341,032)
                                                             ----------------    ----------------     ----------------
TOTAL LIABILITIES AND
 SHAREHOLDERS' DEFICIT                                                 57,844             484,270            3,826,278
                                                             ================    ================     ================


                 See notes to consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (NOTE 2(A))

                                           NOTE              2001                 2001                2000
                                                             ----                 ----                ----
                                                              US$                  RMB                 RMB
Membership fee income                                           277,132            2,320,146            1,819,927

Administrative and general expenses                            (878,132)          (7,351,710)          (2,984,229)
                                                     ------------------   ------------------   ------------------

Loss from operations                                           (601,000)          (5,031,564)          (1,164,302)

Other income                                                      1,643               13,759              112,714
                                                     ------------------   ------------------   ------------------

Net loss                                                       (599,357)          (5,017,805)          (1,051,588)
                                                     ==================   ==================   ==================

Basic and diluted net loss per share                              (0.02)               (0.13)               (0.04)
                                                     ==================    =================    =================

Weighted average shares outstanding                          37,722,131           37,722,131           28,764,565
                                                     ==================   ==================   ==================

















               See notes to the consolidated financial statements.



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------


              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                               COMPREHENSIVE LOSS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (NOTE 2(A))

                                                                                                 Accumulated
                                       Common stock                                              other             Total
                                       ------------            Capital in        Accumulated     comprehensive     Shareholders'
                                                Amount         excess of par     (deficit)       (loss)            (deficit)
                                 Shares         RMB            RMB               RMB             RMB               RMB
                                 ----------     ----------     -------------     -----------     -------------     -------------
Balances, January 1, 2000        28,764,565      1,230,949          (230,040)     (2,844,041)            2,230        (1,840,902)
Capital adjustments
resulting from acquisition
of predecessor companies                        (1,000,829)                -       2,568,339            (2,230)        1,565,280

Capital contribution                      -              -               722               -                 -               722

Comprehensive loss:
   Net loss for the year
   ended December 31, 2000                -              -                 -      (1,051,588)                -        (1,051,588)

   Currency translation
   adjustments                            -              -                 -               -           (14,544)          (14,544)
                                 ----------     ----------     -------------     -----------     -------------     -------------
   Total comprehensive loss                                                                                           (1,066,132)

Balances, December 31, 2000      28,764,565        230,120          (229,318)     (1,327,290)          (14,544)       (1,341,032)

Acquisition of Neo
Modern Entertainment Corp.
by Chinawe.com Inc.              11,235,435         89,880           (89,880)              -                 -                 -

Comprehensive loss:
   Net loss for the year
   ended  December 31, 2001               -              -                 -      (5,017,805)                -        (5,017,805)

   Currency translation
   adjustments                            -              -                 -               -           (25,391)          (25,391)
                                 ----------     ----------     -------------     -----------     -------------     -------------
   Total comprehensive loss                                                                                           (5,043,196)
                                                                                                                   -------------
Balances, December 31, 2001      40,000,000        320,000          (319,198)     (6,345,095)          (39,935)       (6,384,228)
                                 ==========     ==========     =============     ===========     =============     =============
Balances, December 31, 2001
- US$                                               40,000           (39,900)       (759,700)           (2,968)         (762,568)
                                                ==========     =============     ===========     =============     =============



               See notes to the consolidated financial statements.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000
                                   (NOTE 2(A))

                                                                  2001                2001                2000
                                                                  ----                ----                ----
                                                                   US$                 RMB                 RMB
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         (599,357)           (5,017,805)          (1,051,588)
  Adjustments to reconcile net loss to net cash
    used in operating activities:
  Depreciation                                                       20,361               170,465               19,893
  Non-current asset adjustment on consolidation                           -                     -               44,558
  Changes in operating assets and liabilities,
    net of effects of acquisition:
      Decrease (increase) in accounts receivable                      1,692                14,164               (4,000)
      Decrease (increase) in other current assets                    14,384               120,426             (149,061)
      Decrease (increase) in deposits                               298,065             2,495,403           (2,495,403)
      (Decrease) increase in accounts payable                        (1,978)              (16,564)              51,479
      Increase in accrued expenses and others                       101,826               852,484              186,977
      (Decrease) increase in customer deposits                     (144,725)           (1,211,641)           1,037,959
                                                         ------------------    ------------------   ------------------

  NET CASH USED IN OPERATING ACTIVITIES                            (309,732)           (2,593,068)          (2,359,186)
                                                         ------------------    ------------------   ------------------
CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of plant and equipment                                   (47,204)             (395,194)            (142,238)
                                                         ------------------    ------------------   ------------------
  NET CASH USED IN INVESTING ACTIVITIES                             (47,204)             (395,194)            (142,238)
                                                         ------------------    ------------------   ------------------
CASH FLOWS FROM FINANCING ACTIVITIES:
  Increase in convertible loan                                            -                     -            1,602,194
  Increase in advances from related
    parties (Note 7)                                                251,867             2,108,628            5,435,660
  Repayments to related parties (Note 7)                            (30,495)             (255,307)          (6,274,251)
  Increase in long-term debt                                         28,667               240,000                    -
  Repayment of long-term debt                                        (5,142)              (43,053)                   -
  Issuance of common stock by subsidiary                                  -                     -            2,220,998
  Cash paid to acquire subsidiaries                                       -                     -             (561,853)
                                                         ------------------    ------------------   ------------------

  NET CASH PROVIDED BY FINANCING ACTIVITIES                         244,897             2,050,268            2,422,748
                                                         ------------------    ------------------   ------------------
  Net (decrease) in cash and
    cash equivalents                                               (112,039)             (937,994)             (78,676)

  Cash and cash equivalents, beginning                              115,483               966,821            1,054,236

  Effect of exchange rate on cash                                     1,198                10,032               (8,739)
                                                         ------------------    ------------------   ------------------

CASH AND CASH EQUIVALENTS, ENDING                                     4,642                38,859              966,821
                                                         ==================    ==================   ==================


Supplemental cash flow information Note 10



               See notes to the consolidated financial statements.

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                     YEARS ENDED DECEMBER 31, 2001 AND 2000

1.       BACKGROUND

         On March 15, 2001, Neo Modern Entertainment Corporation ("Neo Modern") completed a merger with Chinawe.com Inc., a privately-held company incorporated in the State of Delaware, pursuant to an Agreement and Plan of Merger dated October 17, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. ("Chinawe", or the "Company"), and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of the Neo Modern common stock. All share and per share amounts reflect the conversion.

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

         In June 2001, the Company entered into an engagement with a PRC-government controlled financial institution under which the Company expects to develop a new corebusiness of asset restructuring, transfer, leasing or securitization (Note 3). Through December 2001, the Company did not complete any transactions under the agreement and its core business remained unchanged.

         The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

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


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

1.       BACKGROUND (CONTINUED):

         Welcon Info-Tech Limited ("WIT(GZ)"); a joint venture formed in March 2000. WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT(HK).

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of presentation

                  The accompanying financial statements present the financial position of the Company, Officeway, WIT (HK) and WIT (GZ) as of December 31, 2001 and 2000 and the results of their operations and cash flows for the years ended December 31, 2001 and 2000. Prior to March 15, 2000, the Company, WIT (HK), and WIT (GZ) combined, represented the predecessor operations of the Company. Subsequent to March 15, 2000, the accompanying financial statements present the financial position, results of operations and cash flows of the Company and its subsidiaries on a consolidated basis. All inter-company accounts and transactions have been eliminated in combination and consolidation.

         (b)      Cash and cash equivalents

                  Cash and cash equivalents include cash on hand and deposits with banks with an original maturity of three months or less.

         (c)      Property, plant and equipment

                  Property, plant and equipment are stated at cost less accumulated depreciation.

                  Depreciation is calculated on a straight-line basis to write off the cost of each asset using annual percentage rates as follows:

                          Leasehold improvements               50%
                          Computer equipment                   30%
                          Motor vehicles                       30%


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (c)      Property, plant, and equipment (continued):

                  Management assesses the carrying value of its long-lived assets for impairment when circumstances warrant such a review. Management considers projected future operating results, cash flows, trends and other circumstances in its assessment. Based on its review, management does not believe that any impairment has occurred as of December 31, 2001.

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

                  Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate of US$1.00 = RMB8.372 as of December 31, 2001. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on December 31, 2001 and 2000 or at any other date.

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



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (g)      Use of estimates in the preparation of financial statements

                  The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Management makes these estimates using the best information available at the time the estimates are made; however actual results could differ from those estimates.

          (h)     Fair value of financial instruments

                  The fair value of the Company's related parties' receivables and payables are not practicable to estimate due to the related party nature of the underlying transactions. Management believes that the carrying amount of the Company's other financial instruments approximates their fair values primarily because of the short-term maturities of these instruments.

           (i)    Earning per share

                  Statement of Financial Accounting Standard No. 128, Earnings per Share, ("SFAS No. 128") requires dual presentation of basic and diluted earning per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earning per share amounts are based on the weighted average share of common stock outstanding. Diluted earning per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments which would result in diluted earnings per share in 2001 or 2000. The basic and diluted weighted average common shares outstanding are 37,722,131 and 28,764,565 for the years ended December 31, 2001 and 2000, respectively

         (j)      Comprehensive income

                  SFAS No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's only components of comprehensive income are foreign currency translation adjustments.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED):

         (k)      Recently issued accounting pronouncements

                  In July 2001, The Financial Accounting Standards Board ("FASB") issued SFAS No. 141, Business Combinations, and SFAS no. 142, Goodwill and Other Intangible Assets. SFAS No. 141 requires that the purchase method of accounting be used for all business combinations initiated after June 30, 2001. Use of the pooling-of-interests method will be prohibited after that date. SFAS No. 142 changes the accounting for goodwill and intangible assets with indefinite lives from an amortization method to an impairment-only approach and requires intangible assets with finite lives to be amortized over their useful lives. Thus, amortization of goodwill and intangible assets with indefinite lives will cease upon adoption of the statement. SFAS No. 142 is required to be applied in fiscal years beginning after December 15, 2001. The Company does not expect that the adoption of SFAS No. 141 or SFAS No. 142 will have a significant immediate impact on the financial condition or results of operations of the Company, as the Company has no current planned business combinations, nor does it have any goodwill or other intangible assets as of December 31, 2001.

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

3.       GOING CONCERN, RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS

         The Company's financial statements for the year ended December 31, 2001 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2001, the Company reported a net loss of RMB 5,017,805 (US $599,357) and at December 31, 2001 has a stockholders' deficit and a working capital deficit of RMB 6,384,228 (US $762,568) and RMB 6,579,479 (US $785,422),
         respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:





--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

3.      GOING CONCERN, RESULTS OF OPERATIONS AND MANAGEMENT'S PLANS (CONTINUED):

        (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, the Company will take over, manage and dispose of non-performing assets ("the Assets") valued at approximately RMB400 billion. The agreement has a five-year term with options to renew, and results in the Company entering into the business of asset restructuring, asset transfer, asset leasing, asset auction or asset securization using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. Under the agreement the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets.

        (2) The Company is finalizing the negotiations for a financing agreement with a Hong Kong based financial institution ("the Institution"). Under the pending agreement the Institution is to assist and advise the Company in the purchase of a batch of selected Assets with a book value of approximately US$300,000,000 directly from Great Wall. The Company is seeking to receive an initial amount of US$1,000,000 to be used to perform due diligence on selected Assets as well as to provide approximately six months of the Company's operating costs. The financing agreement provides for additional funding of approximately US$15,000,000 which, if obtained, is expected to be used as an initial payment for the selected Assets as well as to provide three years of the Company's operating costs. The pending agreement provides for payment to the Institution of a retainer fee payable in stock equal to 2% of the Company's current outstanding common stock, of which one half is to be paid upon signing the pending agreement and the balance three months thereafter. In addition, the pending agreement provides that the Institution will be paid 3% of funds raised by the Institution as well as one third of fees earned by the Company under the agreement with Great Wall.

        The financial statements do not include any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary should the Company be unsuccessful in implementing these plans, or otherwise unable to continue as a going concern.

4.      ACQUISITION OF WIT (HK) AND WIT (GZ)

        Effective March 15, 2000, the Company acquired the business of WIT (HK) for US$67,873 (RMB561,853). On March 20, 2000, WIT (HK) acquired the business of the PRC party by forming the joint venture, WIT (GZ). The acquisitions were accounted for as purchases and the results of WIT
        (HK)'s and WIT (GZ)'s operations are included in the Company's consolidated financial statements from the date of acquisition. The purchase price was allocated to the assets acquired and the liabilities assumed based in their estimated fair values at the date of acquisition. The purchase price equaled the carrying values of the net asset acquired.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

5.       PROPERTY, PLANT AND EQUIPMENT

                                                      2001                2001                2000
                                                      ----                ----                ----
                                                       US$                 RMB                 RMB
         At cost,
         Computer equipment                               17,930             150,108             103,330
         Leasehold improvement                             4,886              40,905              38,904
         Motor vehicle                                    41,347             346,158                   -
                                                 ---------------     ---------------    ----------------

         Total cost                                       64,163             537,171             142,234

         Accumulated depreciation                         22,739             190,368              19,893
                                                 ---------------     ---------------    ----------------

         Net                                              41,424             346,803             122,341
                                                 ===============     ===============    ================

6.       CONVERTIBLE LOAN

         On August 26, 2000, the Company entered into an agreement with a third party whereby the third party provided financial support to the Company by way of a loan of HK$1,500,000 (RMB1,620,384) to support the Company's restructuring activity. The loan was convertible into 6.37% of the shares of the Company, was non-interest bearing and unsecured. On October 19, 2001 the Company's principal shareholder repaid the loan to the party on behalf of the Company by transferring to him 2,548,000 shares or 6.37% of the Company's outstanding common stock owned by the principal shareholder. The transfer of shares by the principal shareholder has been accounted for as an advance from the principal shareholder.

7.       LONG TERM DEBT

         Long term debt consists of a bank loan with RMB 196,947 outstanding at Decembr 31, 2001. The loan is unsecured, is due in December 2005, bears interest at 5.31% per annum and is repayable in monthly installments of RMB 4,563. Maturities under the loan are as follows:

                                 Year ending                    Amount
                                 December 31                     RMB

                                    2002                          45,395
                                    2003                          47,865
                                    2004                          50,740
                                    2005                          53,217
                                                            ------------

                                                                 196,947
                                                            ============

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

8.       RELATED PARTY BALANCES AND TRANSACTIONS

         The balances with related parties are as follows:

                                                        2001                2001                2000
                                                        ----                ----                ----
                                                         US$                 RMB                 RMB
         Advances from related parties:
           Shareholders                                   578,642           4,844,393           1,362,237
           PRC party                                        3,426              28,685              28,685
                                                   --------------     ---------------    ----------------

                                                          582,068           4,873,078           1,390,922
                                                   ==============     ===============    ================

         All balances with related parties are unsecured, interest free and payable on demand. During the years ended December 31, 2001 and 2000, the Company received advances from related parties of RMB2,108,628 and RMB5,435,660, respectively. In addition, the convertible loan as disclosed in note 6 was repaid by the principal shareholder, resulting in the Company owing an additional RMB 1,620,384 to related parties. The Company also repaid advances of RMB255,307 and RMB6,274,251 during the years ended December 31, 2001 and 2000, respectively.

         The Company occupies office space in a building leased by an affiliate of the Company. Rent expense for each of the years ended December 31, 2001 and 2000 was approximately RMB129,000.

9.       INCOME TAXES

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

         Companies carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at 16%. Companies that carry on business and derive income into the PRC are subject to national income tax at 30% and local income tax at 3%.

         No income taxes have been provided for WIT(HK) as it incurred tax losses during 2001 and 2000. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operating in March 2000.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

9.       INCOME TAXES (CONTINUED):

         The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                                           2001                 2000
                                                                    ----------------     ----------------
                                                                        % of Pre-tax         % of Pre-tax
                                                                              income               income
         Computed "expected" tax benefit                                          34                   34
         Operating losses for which a benefit has
             not been recognized                                                 (34)                 (34)
                                                                    ----------------     ----------------
                                                                                   -                    -
                                                                    ================     ================

         The Company's deferred tax assets are as follows:

                                                                           2001                 2001                 2000
                                                                           US$                  RMB                  RMB
                                                                    ----------------     -----------------     ---------------
         Hong Kong operating loss carry forward                               25,255               211,433             254,647
         PRC operating loss carry forward                                    104,697               876,523             162,401
         Deferred tax assets valuation allowance                            (129,952)           (1,087,956)           (417,048)
                                                                    ----------------     -----------------     ---------------
         Net deferred tax assets                                                   -                     -                   -
                                                                    ================     =================     ===============

         At December 31, 2001, the Company has Hong Kong and PRC operating loss carryforwards of approximately RMB 1,321,500 and RMB 2,656,100, respectively. Hong Kong losses are available for offset indefinitely and PRC losses are available for offset for five years. Management has provided a full allowance for deferred tax assets as realization of the assets is not assured.

10.      SUPPLEMENTAL CASH FLOW INFORMATION

                                                                           2001                 2001                 2000
                                                                           US$                  RMB                  RMB
                                                                    ----------------     -----------------     ---------------
         Cash paid for interest                                                1,398                11,706                   -
                                                                    ================     =================     ===============



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------

10.      SUPPLEMENTAL CASH FLOW INFORMATION (CONTINUED):

         Non-cash investing and financing activities

         (a) In March 2000, the company purchased all of the capital stock of WIT (HK) for US$67,873 (RMB561,853). In conjunction with the acquisition, liabilities were assumed as follows:

                                                                     US$                    RMB
                  Fair value of assets acquired                      214,486           1,775,515
                  Cash paid for capital stock                        (67,873)           (561,853)
                                                                ------------       -------------
                  Liabilities assumed                                146,613           1,213,662
                                                                ============       =============

         (b) On October 19, 2001, the Company's principal shareholder repaid the convertible loan of HK$1,500,000 (RMB1,620,384) by transferring to the note holder 2,548,000 of shares it owns of the Company's outstanding common stock.

11.      STOCK PLAN

         On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors employees and consultants of the Company. Through December 31, 2001, no awards have been made under the plan.

12.      RISK CONSIDERATIONS

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



--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                CHINAWE.COM INC.
--------------------------------------------------------------------------------


12.      RISK CONSIDERATIONS (CONTINUED):

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





--------------------------------------------------------------------------------
                                                                         Page 16

                                   SIGNATURES

       In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                CHINAWE.COM INC.



                                                By: /s/ Man Keung Wai
                                                    ---------------------------
                                                        Man Keung Wai
                                                        Chairman of the Board


Date: April 15, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


SIGNATURES                                               TITLE                                    DATE
/s/ Man Keung Wai                    Chairman of the Board, Chief Executive Officer          April 15, 2002
-------------------------------      and Director (Principal Executive Officer and
Man Keung Wai                                 Principal Financial Officer)


/s/ Man Ying Ken Wai                 Vice President of Marketing, Executive Director         April 15, 2002
-------------------------------
Man Ying Ken Wai


/s/ Vivian Wai Wa Chu                      Chief Secretary, Executive Director               April 15, 2002
-------------------------------
Vivian Wai Wa Chu