Form 10QSB
period 2002-03-31
CHINAWE COM INC
filed 2002-05-20
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002
                                                 --------------

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from         to
                                             -------    --------

                        Commission file number 000-26169
                                               ---------


                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                   95-462728
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization)

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



The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 1, 2002 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [  ]   No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                         Page No.

Item 1.  Financial Statements.

         Consolidated Balance Sheet as of March 31, 2002 (Unaudited)       3

         Consolidated Statements of Operations for the Three Months Ended 4 March 31, 2002 and March 31, 2001 (Unaudited)

         Consolidated Statements of Shareholders' Deficit and
         Comprehensive Income (Loss) (Unaudited) for the Three Months
         Ended March 31, 2002                                              5

         Consolidated Statements of Cash Flows for the Three Months Ended
         March 31, 2002 and March 31, 2001 (Unaudited)                     6

         Notes to Consolidated Financial Statements                        7

Item 2.  Management's Discussion and Analysis or Plan of Operation         13


PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                 15

SIGNATURES                                                                 16

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2002
                                   (UNAUDITED)

                                                                                    ------------------------------
                                                               NOTE                         RMB           US$
                                                                                    ---------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 22,169          2,648
   Accounts receivable                                                                       24,453          2,921
   Other current assets                                                                      58,282          6,962
                                                                                    ---------------   ------------

      Total current assets                                                                  104,904         12,531
                                                                                    ---------------   ------------

Property, plant and equipment, net                             4                            338,410         40,422
                                                                                    ---------------   ------------

TOTAL ASSETS                                                                                443,314         52,953
                                                                                    ===============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                                          56,723          6,775
   Accrued expenses                                                                       1,356,991        162,087
   Customer deposits                                                                        247,114         29,517
   Current portion of long term debt                           5                             45,992          5,422
   Advances from related parties                               6                          5,323,394        635,857
                                                                                    ---------------   ------------

   Total current liabilities:                                                             7,030,214        839,658
                                                                                    ---------------   ------------
Non-current liabilities:
   Long term debt                                              5                            139,831         16,774
                                                                                    ---------------   ------------

   Total liabilities                                                                      7,170,045        856,432

Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
    authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
    authorized 100,000,000 shares; issued
    and outstanding 40,000,000 shares                                                       320,000         40,000
   Capital in excess of par                                                                (319,198)       (39,900)
   Accumulated deficit                                                                   (6,687,598)      (800,611)
   Accumulated other comprehensive loss                                                     (39,935)        (2,968)
                                                                                    ----------------  -------------
   Total shareholders' deficit                                                           (6,726,731)      (803,479)
                                                                                    ----------------  -------------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                                   443,314         52,953
                                                                                    ===============   ============

See notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                          NOTE                  2002                                 2001
                                                   ---------------------------      -------------------------------
                                                        RMB               US$               RMB             US$
                                                   -------------  ------------      ---------------   -------------

         Membership fee income                           183,792        21,953              609,698         73,653

         Administrative and general
          expenses                                      (526,309)      (62,865)          (3,015,954)      (364,330)
                                                   --------------   -----------     ---------------       --------

         Loss from operations                           (342,517)      (40,912)          (2,406,256)      (290,677)

         Other income                                         14             2                1,552            187
                                                   -------------   -----------      ---------------   ------------

         Loss before income taxes                       (342,503)      (40,910)          (2,404,704)      (290,490)

         Income taxes                        7                 -             -                    -              -
                                                   -------------   -----------      ---------------   ------------

         Net loss                                       (342,503)      (40,910)          (2,404,704)      (290,490)
                                                   ==============  ============     ===============   ============

         Basic and diluted net
          loss per share                                  (0.008)       (0.001)               (0.08)         (0.01)
                                                   =============   ===========      ===============   ============

         Weighted average shares
          outstanding                                 40,000,000    40,000,000           30,761,976     30,761,976
                                                   =============   ===========      ================  ============













See notes to the financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                        THREE MONTHS ENDED MARCH 31, 2002
                                   (UNAUDITED)


                                                                                                  Accumulated
                                       Common stock                                               other             Total
                                       ------------           Capital in        Accumulated       comprehensive     Shareholders'
                                               Amount         excess of par     (deficit)         (loss)            (deficit)
                                Shares         RMB            RMB               RMB               RMB               RMB
                                ------------   ------------   ---------------   ---------------   ---------------   -----------
Balances, January 1, 2002        40,000,000        320,000          (319,198)      (6,345,095)           (39,935)    (6,384,228)

Comprehensive loss:
   Net loss for the three
   months ended March 31,
   2002                                   -              -                 -         (342,503)                 -      (342,503)
   Currency translation
   adjustments                            -              -                 -                 -                 -             -
                                ------------   ------------   ---------------   ---------------   ---------------   -----------

   Total comprehensive loss                                                                                           (342,503)
                                                                                                                    -----------

Balances, March 31, 2002          40,000,000       320,000          (319,198)      (6,687,598)           (39,935)   (6,726,731)
                                ============   ============   ===============   ===============   ===============   ===========

Balances, March 31,
2002                        US$                     40,000           (39,900)        (800,611)            (2,968)     (803,479)
                                               ============   ===============   ===============   ===============   ===========





See notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

                                                                2002                         2001
                                                       ------------------------    ------------------------
                                                           RMB            US$          RMB           US$
                                                       ----------    ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                              (342,503)      (40,910)   (2,404,704)     (290,490)

   Adjustments to reconcile net loss to net cash
      used in operating activities:
      Depreciation                                         10,331         1,234        44,554         5,382
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         (Increase) decrease in accounts receivable        (1,975)         (236)        9,144         1,104
         Decrease in other current assets                  17,848         2,132     2,135,845       258,012
         Decrease in accounts payable                     (19,776)       (2,362)      (37,463)       (4,525)
         Increase in accrued expenses and others            2,679           320        30,448         3,678
         Decrease in customer deposits                   (120,548)      (14,399)     (279,743)      (33,793)
                                                       ----------    ----------    ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                    (453,944)      (54,221)     (501,919)      (60,632)
                                                       ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                  (1,938)         (232)     (144,628)      (17,471)
                                                       ----------    ----------    ----------    ----------

 NET CASH USED IN INVESTING ACTIVITIES                     (1,938)         (232)     (144,628)      (17,471)
                                                       ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from related parties              450,316        53,788       352,627        42,598
   Repayments to related parties                             --            --        (181,185)      (21,888)
   Repayment of long-term debt                            (11,124)       (1,329)      (10,550)       (1,275)
                                                       ----------    ----------    ----------    ----------

NET CASH PROVIDED BY FINANCING ACTIVITIES                 439,192        52,459       160,892        19,435
                                                       ----------    ----------    ----------    ----------
NET DECREASE IN
  CASH AND CASH EQUIVALENTS                               (16,690)       (1,994)     (485,655)      (58,668)

CASH AND CASH EQUIVALENTS, BEGINNING                       38,859         4,642       966,821       116,794

EFFECT OF EXCHANGE RATE ON CASH                              --            --            --            --
                                                       ----------    ----------    ----------    ----------

CASH AND CASH EQUIVALENTS, ENDING                          22,169         2,648       481,166        58,126
                                                       ==========    ==========    ==========    ----------








See notes to the financial statements.

                        NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

1.   The interim financial statements

         The interim financial statements have been prepared by Chinawe.com Inc and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures normally included in the Company's annual financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2001, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

         Welcon Info-Tech Limited ("WIT(HK)"); incorporated in Hong Kong in June 1997,

          WIT(HK) provides subscriber services for the production of website images and a business-to-business e-marketplace for small to medium size businesses.

          Welcon Info-Tech Limited ("WIT(GZ)"); a joint venture formed in March 2000. WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and a business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture, are to be allocated to WIT(HK).

3.   Summary of significant accounting policies

     (a)  Basis of presentation

          The accompanying financial statements present the financial position of the Company, Officeway, WIT(HK) and WIT(GZ) as of March 31, 2002, and the results of their operations and cash flows for the three months ended March 31, 2002 and 2001. All inter-company accounts and transactions have been eliminated in combination and consolidation.

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

          Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate on March 31, 2002 of US$1.00 = RMB8.372. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on March 31, 2002 or at any other date.

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)


3.   Summary of significant accounting policies (continued)

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

     (d)  Going concern, results of operations and management's plans

          The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2002, the Company reported a net loss of RMB 342,503 (US$40,910) and at March 31, 2002 has a stockholders' deficit and a working capital deficit of RMB 6,726,731 (US$803,479) and RMB 6,925,310 (US$827,127), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

          (2) The Company is finalizing the negotiations for a financing agreement with a Hong Kong based financial institution (the "Institution"). Under the pending agreement the Institution is to assist and advise the Company in the purchase of certain selected Assets with a book value of approximately US$300,000,000 directly from Great Wall. The Company is seeking to receive an initial amount of US$1,000,000 to be used to perform due diligence on selected Assets as well as to provide approximately six months of the Company's operating costs. The financing agreement provides for additional funding of approximately US$15,000,000 which, if obtained, is expected to be used as an initial payment for the selected Assets as well as to provide for three years of the Company's operating costs. The pending agreement provides for payment to the Institution of a retainer fee payable in stock equal to 2% of the Company's current outstanding common stock, of which one half is to be paid upon signing the pending agreement and the balance three months thereafter. In addition, the pending agreement provides that the Institution will be paid 3% of the funds raised by the Institution as well as one third of the fees earned by the Company under the agreement with Great Wall.

4.   Property, plant and equipment

                                                  March 31, 2002
                                         -----------------------------------
                                               RMB                  US$
                                         ---------------    ----------------
     At cost:
     Computer equipment                          152,046              18,161
     Leasehold improvement                        40,905               4,886
     Motor vehicle                               346,158              41,347
                                         ---------------    ----------------
                                                 539,109              64,394

     Accumulated depreciation                    200,699              23,972
                                         ---------------    ----------------

                                                 338,410              40,422
                                         ===============    ================

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2002 AND 2001
                                   (UNAUDITED)

5.   Long term debt

     Long term debt consists of a bank loan with RMB 185,823 outstanding at March 31, 2002. The loan is unsecured, is due in December 2005, bears interest at 5.31% per annum and is repayable in monthly installments of RMB 4,563. Maturities under the loan are as follows:

                    Year ending                   Amount
                    December 31                    RMB
                    ------------              ------------
                      2002 (9 months)               45,992
                      2003                          47,865
                      2004                          50,740
                      2005                          41,226
                                              ------------
                                                   185,823
                                              ============

6.   Related party transactions

     The balances with related parties are as follows:

                                                      March 31, 2002
                                           -----------------------------------
                                                 RMB                  US$
                                           ---------------    ----------------
     Advances from related parties:
        Shareholders                             5,294,709             632,431
        PRC party                                   28,685               3,426
                                           ---------------    ----------------

                                                 5,323,394             635,857
                                           ===============    ================

     All balances with related parties are unsecured, non-interest bearing and payable on demand. During the three months ended March 31, 2002 and 2001, the Company received advances from related parties of RMB 450,317 and RMB 352,627, respectively. In addition, during the three months ended March 31, 2002 and 2001, the Company repaid advances of RMB Nil and RMB 181,185, respectively.

     The Company occupies office space in a building leased by an affiliate of the Company. Rent expense for each of the quarters ended March 31, 2002 and 2001 was approximately RMB 32,100.

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2001 AND 2000
                                   (UNAUDITED)

7.   Income taxes

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no U.S. corporate income taxes will be provided for in these financial statements.

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

     No income taxes have been provided for WIT(HK) as it incurred tax losses during the three months ended March 31, 2002 and 2001. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operating in March 2000.

8.   Stock Plan

     On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through March 31, 2002, no awards have been made under the Plan.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this document.

Overview - Results of Operations

Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements, we have suffered a net loss of RMB 5,017,805 (US$599,357) during the year ended December 31, 2001. At the end of this period we had a stockholders' deficit of RMB 6,384,228 (US$762,568) and a working capital deficit of RMB 6,579,479 (US$785,442). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2001 and 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not require to raise further capital for operations and expansion in the near future.

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

Three Months Ending March 31, 2002 compared to the Three Months Ending March 31, 2001

Revenues. Membership fee income for the three months ending March 31, 2002 was RMB 183,792 as compared to membership fee income of RMB 609,698 for the three months ending March 31, 2001, a decrease of 70%. Other income for the three months ending March 31, 2002 was RMB 14 as compared to other income of RMB 1,552 for the three months ending March 31, 2001, a decrease of 99%.

Expenses. Administrative and general expenses for the three months ending March 31, 2002 were RMB 526,309 as compared to administrative and general expenses of RMB 3,015,954 for the three months ending March 31, 2001, a decrease of 82%.

As a consequence of the foregoing, our loss from operations decreased from RMB 2,406,256 for the three months ending March 31, 2001 to RMB 342,517 for the three months ending March 31, 2002. Our net loss decreased from RMB 2,404,704 for the three months ending March 31, 2001 to RMB 342,503 for the three months ending March 31, 2002.

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

The Company's financial statements for the three months ended March 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2002, the Company reported a net loss of RMB 342,503 (US $40,910) and at March 31, 2002 has a stockholders' deficit and a working capital deficit of RMB 6,726,731 (US $803,479) and RMB 6,925,310 (US $827,127), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

(2) The Company is finalizing the negotiations for a financing agreement with a

Hong Kong based financial institution (the "Institution"). Under the pending agreement the Institution is to assist and advise the Company in the purchase of certain selected Assets with a book value of approximately US$300,000,000 directly from Great Wall. The Company is seeking to receive an initial amount of US$1,000,000 to be used to perform due diligence on selected Assets as well as to provide for approximately six months of the Company's operating costs. The financing agreement provides for additional funding of approximately US$15,000,000 which, if obtained, is expected to be used as an initial payment for the selected Assets as well as to provide for three years of the Company's operating costs. The pending agreement provides for payment to the Institution of a retainer fee payable in stock equal to 2% of the Company's current outstanding common stock, of which one half is to be paid upon signing the pending agreement and the balance three months thereafter. In addition, the pending agreement provides that the Institution will be paid 3% of the funds raised by the Institution as well as one third of the fees earned by the Company under the agreement with Great Wall.

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

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the three months March 31, 2002, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

     We do not have any of the following:

     o    Off-balance sheet arrangements.

     o Certain trading activities that include non-exchange traded contracts accounted for at fair value.

     o Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  None.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 20, 2002                           Chinawe.com Inc.
                                             ----------------
                                               (Registrant)


                                        By: /s/ Man Ying Ken Wai
                                            --------------------
                                            Man Ying Ken Wai
                                            Vice President (Principal Financial
                                            Officer)