Form 10QSB
period 2002-06-30
CHINAWE COM INC
filed 2002-08-19
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

      [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                        For the transition period from _______ to _______

                        Commission file number 000-26169

                                Chinawe.com Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                    95-462728
-------------------------------------       ------------------------------------
(State or other jurisdiction                (I.R.S. Employer Identification No.)
 incorporation or organization)

                                Chinawe.com Inc.
                            c/o Hartman & Craven LLP
                         Attn: Edward I. Tishelman, Esq.
                                 460 Park Avenue
                            New York, New York 10022
        -----------------------------------------------------------------
                    (Address of principal executive offices)

                               c/o (212) 753-7500
        -----------------------------------------------------------------
                           (Issuer's telephone number)



The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 1, 2002 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION
                                                                        Page No.

Item 1.  Financial Statements.

         Balance Sheet as of June 30, 2002 (Unaudited)                      3

         Statements of Operations for the Three and Six Months Ended        4
         June 30, 2002 and June 30, 2001 (Unaudited)

         Statement of Shareholders' Deficit and Comprehensive               5
         Income (Loss) for the Six Months Ended June 30, 2002
         (Unaudited)

         Statements of Cash Flows for the Six Months Ended                  6
         June 30, 2002 and June 30, 2001 (Unaudited)

         Notes to Financial Statements                                      7

Item 2.  Management's Discussion and Analysis or Plan of Operation         13


PART II - OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                  24

SIGNATURES
                                                                           25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                CHINAWE.COM INC.
                                  BALANCE SHEET
                                  JUNE 30, 2002
                                   (UNAUDITED)


                                                                      --------------------------
                                                           Note         RMB                US$
                                                                      ----------      ----------
ASSETS
Current assets:
   Cash and cash equivalents                                              22,576           2,697
   Accounts receivable                                                    22,549           2,693
   Other current assets                                                   58,282           6,962
                                                                      ----------      ----------

      Total current assets                                               103,407          12,352
                                                                      ----------      ----------

Property, plant and equipment, net                             4         295,252          35,267
                                                                      ----------      ----------

TOTAL ASSETS                                                             398,659          47,619
                                                                      ==========      ==========

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Accounts payable                                                       63,583           7,595
   Accrued expenses and others                                         1,220,678         145,805
   Customer deposits                                                     242,222          28,932
   Current portion of long term debt                           5          46,614           5,568
   Advances from related parties                               6       5,962,305         712,172
                                                                      ----------      ----------

   Total current liabilities                                           7,535,402         900,072
                                                                      ----------      ----------

Non-current liabilities
   Long term debt                                              5         127,936          15,281
                                                                      ----------      ----------

   Total liabilities                                                   7,663,338         915,353

Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
    authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
    authorized 100,000,000 shares; issued
    and outstanding 40,000,000 shares                                    320,000          40,000
   Capital in excess of par                                             (319,198)        (39,900)
   Accumulated deficit                                                (7,226,895)       (865,027)
   Accumulated other comprehensive loss                                  (38,586)         (2,807)
                                                                      ----------      ----------
   Total shareholders' deficit                                        (7,264,679)       (867,734)
                                                                      ----------      ----------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                398,659          47,619
                                                                      ==========      ==========

   See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                                                  Three months ended June 30,                     Six months ended June 30,
                                          -----------------------------------------      -----------------------------------------
                                  Note        2002          2001            2002            2002           2001            2002
                                               RMB           RMB             US$             RMB            RMB             US$
                                          -----------    -----------    -----------      -----------    -----------    -----------
Membership fee income                         146,592        650,648         17,510          330,384      1,260,346         39,463
                                          -----------    -----------    -----------      -----------    -----------    -----------
Administrative and general
expenses                                     (685,920)    (1,137,984)       (81,930)      (1,212,229)    (4,153,936)      (144,795)
                                          -----------    -----------    -----------      -----------    -----------    -----------
Loss from operations                         (539,328)      (487,336)       (64,420)        (881,845)    (2,893,590)      (105,332)
Other income                                       31          9,706              3               45         11,257              5
                                          -----------    -----------    -----------      -----------    -----------    -----------
Loss before income taxes                     (539,297)      (477,630)       (64,417)        (881,800)    (2,882,334)      (105,327)
Income taxes                       7             --             --             --               --             --             --
                                          -----------    -----------    -----------      -----------    -----------    -----------
Net loss                                     (539,297)      (477,630)       (64,417)        (881,800)    (2,882,334)      (105,327)
                                          ===========    ===========    ===========      ===========    ===========    ===========
Basic and diluted net
loss per share                                  (0.01)         (0.01)        (0.002)           (0.02)         (0.08)        (0.003)
                                          ===========    ===========    ===========      ===========    ===========    ===========
Weighted average shares
outstanding                                40,000,000     40,000,000     40,000,000       40,000,000     35,406,507     40,000,000
                                          ===========    ===========    ===========      ===========    ===========    ===========



   See notes to the financial statements.

                                CHINAWE.COM INC.
                     STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                         SIX MONTHS ENDED JUNE 30, 2002
                                   (UNAUDITED)




                                                                                                  Accumulated
                                       Common stock                                               other             Total
                                       ------------           Capital in        Accumulated       comprehensive     Shareholders'
                                               Amount         excess of par     (deficit)         (loss)            (deficit)
                                Shares         RMB            RMB               RMB               RMB               RMB
                                ------------   ------------   ---------------   ---------------   ---------------   --------------

Balances, January 1, 2002       40,000,000          320,000         (319,198)      (6,345,095)         (39,935)      (6,384,228)

Comprehensive loss:
   Net loss for the six
   months ended June 30, 2002           --               --               --         (881,800)              --         (881,800)
   Currency translation
   adjustments                          --               --               --               --            1,349            1,349
                                -----------      -----------      -----------      -----------      -----------      -----------

   Total comprehensive loss                                                                                            (880,451)
                                                                                                                     -----------


Balances, June 30, 2002         40,000,000          320,000         (319,198)      (7,226,895)         (38,586)      (7,264,679)
                                ===========      ===========      ===========      ===========      ===========      ===========

Balances, June 30, 2002    US$                       40,000          (39,900)        (865,027)          (2,807)        (867,734)
                                                 ===========      ===========      ===========      ===========      ===========





   See notes to the financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


                                                                                      2002            2001            2002
                                                                                       RMB             RMB             US$
                                                                                   ----------      ----------      ----------
Cash flows from operating activities:
   Net loss                                                                          (881,800)     (2,882,334)       (105,327)

   Adjustments to reconcile net loss to net cash used in operating activities:
      Depreciation                                                                     53,488          85,742           6,389
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         (Increase) decrease in accounts receivable                                       (71)         13,461              (9)
         Decrease in other current assets                                              17,848       2,052,193           2,132
         (Decrease) increase in accounts payable                                      (12,916)        120,097          (1,543)
         Decrease  in accrued expenses
          and others                                                                 (133,633)        (47,357)        (15,962)
         Decrease in customer deposits                                               (125,440)       (550,295)        (14,983)
                                                                                   ----------      ----------      ----------

Net cash used in operating activities                                              (1,082,524)     (1,208,493)       (129,303)
                                                                                   ----------      ----------      ----------

Cash flows from investing activities:

Purchase of property, plant and equipment                                              (1,938)       (154,090)           (232)
                                                                                   ----------      ----------      ----------

 Net cash used in investing activities                                                 (1,938)       (154,090)           (232)
                                                                                   ----------      ----------      ----------

Cash flows from financing activities:
   Increase in advances from related parties                                        1,089,227         798,933         130,104
   Repayments to related parties                                                                     (209,953)
   Repayment of long-term debt                                                        (22,397)        (21,241)         (2,675)
                                                                                   ----------      ----------      ----------

Net cash provided by financing activities                                           1,066,830         567,739         127,429
                                                                                   ----------      ----------      ----------
Net decrease in cash and cash equivalents                                             (17,632)       (794,844)         (2,106)

Cash and cash equivalents, beginning                                                   38,859         966,821           4,642

Effect of exchange rate on cash                                                         1,349          13,997             161
                                                                                   ----------      ----------      ----------

Cash and cash equivalents, ending                                                      22,576         185,974           2,697
                                                                                   ==========      ==========      ==========







   See notes to the financial statements.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

1.  The interim financial statements

         The interim financial statements have been prepared by Chinawe.com Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2001, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months and six months ended June 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

2.       Organization and merger

         On March 15, 2001, Neo Modern Entertainment Corporation ("Neo Modern") completed a merger with Chinawe.com Inc., a privately-held company incorporated in the State of Delaware, pursuant to an Agreement and Plan of Merger dated October 17, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. ("Chinawe" or the "Company"), and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of Neo Modern common stock.

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

         The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

         Officeway Technology Limited ("Officeway"): incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Welcon Info-Tech Limited.

         Welcon Info-Tech Limited ("WIT(HK)"): incorporated in Hong Kong in June 1997, WIT(HK) provides subscriber services for the production of website image and business-to-business e-marketplace for small to medium size businesses.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

2.       Organization and merger (continued)

         Welcon Info-Tech Limited ("WIT(GZ)"): a joint venture formed in March 2000. WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT(HK).

3.       Summary of significant accounting policies

         (a)  Basis of presentation

              The accompanying financial statements present the financial position of the Company, Officeway, WIT (HK) and WIT (GZ) as of June 30, 2002, and the results of their operations for the three and six months ended June 30, 2002 and 2001 and cash flows for the six months ended June 30, 2002 and 2001. All inter-company accounts and transactions have been eliminated in combination and consolidation.

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

              Translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate on June 30, 2002 of US$1.00 = RMB8.372. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on June 30, 2002 or at any other date.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)


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

         (d)  Going concern, results of operations and management's plans

              The Company's financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2002, the Company reported a net loss of RMB 881,800 (US105,327) and at June 30, 2002 has a stockholders' deficit and a working capital deficit of RMB 7,264,679 (US$867,734) and RMB 7,431,995 (US$887,720),
              respectively.

              The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

              (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, the Company will take over, manage and dispose of non-performing assets valued at approximately RMB 400 billion (the

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

                   "Assets"). The agreement has a five-year term with options to renew, and results in the Company entering into the business of asset restructuring, asset transfer, asset leasing, asset auction or asset securization using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets through the Company's complete electronic business intelligence system. Under the agreement the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets.

              (2) The Company is finalizing the negotiations for a financing agreement with a Hong Kong based financial institution (the "Institution"). Under the pending agreement, the Institution is to assist and advise the Company in the purchase of a group of selected assets with a book value of approximately US$300,000,000 directly from Great Wall. The Company is seeking to receive an initial amount of US$1,000,000 to be used to perform due diligence on selected assets as well as to provide approximately six months of the Company's operating costs. The financing agreement provides for additional funding of approximately US$15,000,000 which, if obtained, is expected to be used as an initial payment for the selected assets as well as to provide three years of the Company's operating costs. The pending agreement provides for payment to the Institution of a retainer fee payable in stock equal to 2% of the Company's current outstanding common stock, of which one half is to be paid upon signing the pending agreement and the balance three months thereafter. In addition, the pending agreement provides that the Institution will be paid 3% of funds raised by the Institution as well as one third of fees earned by the Company under the agreement with Great Wall.

4.  Property, plant and equipment

                                June 30, 2002
                             -------------------
                               RMB         US$
                             -------     -------
At cost:
Computer equipment           152,046      18,161
Leasehold improvement         40,905       4,886
Motor vehicle                346,158      41,347
                             -------     -------
                             539,109      64,394

Accumulated depreciation     243,857      29,127
                             -------     -------
                             295,252      35,267
                             =======     =======

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

5.  Long term debt

    Long term debt consists of a bank loan with RMB 174,550 outstanding at June 30, 2002. The loan is unsecured, is due in December 2005, bears interest at 5.31% per annum and is repayable in monthly installments of RMB 4,563. Maturities under the loan are as follows:

                Year ending               Amount
                  June 30                  RMB
                -----------              --------
                   2002                    46,614
                   2003                    49,150
                   2004                    51,825
                   2005                    26,961
                                         --------
                                          174,550
                                         ========

6.  Related party transactions

    The balances with related parties are as follows:

                                                June 30, 2002
                                            -----------------------
                                              RMB            US$
                                            ---------     ---------
         Advances from related parties:
            Shareholders                    5,933,620       708,746
            PRC party                          28,685         3,426
                                            ---------     ---------

                                            5,962,305       712,172
                                            =========     =========

    All balances with related parties are unsecured, non-interest bearing and payable on demand. During the six months ended June 30, 2002 and 2001, the Company received advances from related parties of RMB 1,089,227 and RMB 798,933, respectively. In addition, during the six months ended June 30, 2002 and 2001, the Company repaid advances of RMB Nil and RMB 209,953, respectively.

    The Company occupied office space in a building leased by an affiliate of the Company. Rent expense for each of the six months ended June 30, 2002 and 2001 was approximately RMB 64,200 and RMB 60,000, respectively.

                                CHINAWE.COM INC.
                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2002 AND 2001
                                   (UNAUDITED)

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

    No income taxes have been provided for WIT(HK) as it incurred tax losses during 2002 and 2001. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operating in March 2000.

8.  Stock Plan

    On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through June 30, 2002, no awards have been made under the Plan.



9.  Comprehensive income (expense)


                                 Three months ended          Six months ended
                                      June 30,                   June 30,
                                 2002          2001          2002         2001
                                 RMB           RMB           RMB          RMB

    Total comprehensive
      income (expense)          1,349       (25,390)        1,349      (25,390)
                                =====        ======         =====      =======

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

Overview - Results of Operations

Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements, we have suffered a net loss of RMB 5,017,805 (US$599,357) during the year ended December 31, 2001. At the end of this period we had a stockholders' deficit of RMB 7,264,679 (US$867,734) and a working capital deficit of RMB 7,431,995 (US$887,720). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2001 and 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements but does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the needed funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We will encounter competition from a variety of firms selling Internet services in its market area. Many of these firms have long-standing customer relationships and are well staffed and well financed. The Company believes that competition in the Internet industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

Three Months Ended June 30, 2002 compared to the Three Months Ended June 30,
2001

Revenues. Membership fee income for the three months ended June 30, 2002 was RMB 146,592 as compared to membership fee income of RMB 650,648 for the three months ended June 30, 2001, a decrease of 77%. Other income for the three months ended June 30, 2002 was RMB 31 as compared to other income of RMB 9,706 for the three months ended June 31, 2001, a decrease of 100%.

Expenses. Administrative and general expenses for the three months ended June 30, 2002 were RMB 685,920 as compared to administrative and general expenses of RMB 1,137,984 for the three months ended June 30, 2001, a decrease of 40%.

As a consequence of the foregoing, our loss from operations increased from RMB 487,336 for the three months ended June 30, 2001 to RMB 539,328 for the three months ended June 30, 2002. Our net loss increased from RMB 477,630 for the three months ended June 30, 2001 to RMB 539,297 for the three months ended June 30, 2002.

Six Months Ended June 30, 2002 compared to the Six Months Ended June 30, 2001

Revenues. Membership fee income for the six months ended June 30, 2002 was RMB 330,384 as compared to membership fee income of RMB 1,260,346 for the six months ended June 30, 2001, a decrease of 74%. Other income for the six months ended June 30, 2002 was RMB 45 as compared to other income of RMB 11,257 for the six months ended June 31, 2001, a decrease of 100%.

Expenses. Administrative and general expenses for the six months ended June 30, 2002 were RMB 1,212,229 as compared to administrative and general expenses of RMB 4,153,936 for the six months ended June 30, 2001, a decrease of 71%.

As a consequence of the foregoing, our loss from operations decreased from RMB 2,893,590 for the six months ended June 30, 2001 to RMB 881,845 for the six months ended June 30, 2002. Our net loss decreased from RMB 2,882,334 for the six months ended June 30, 2001 to RMB 881,800 for the six months ended June 30, 2002.

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

Fluctuations in Results

We have incurred operating losses since inception, and cannot be certain that we will achieve profitability on a quarterly or annual basis in the future. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

o   Continued growth of business and of the Internet in China;
o Our ability to attract and retain customers and maintain customer satisfaction;
o   Technical difficulties or system outages;
o   Government regulation;
o Fulfilling contractual obligations under the agreements with China Great Wall Asset Management Corporation and others;
o   Pricing policies of competitors;
o Ability to attract and retain qualified personnel with Chinese language and Internet industry expertise, in particular technical, sales and marketing personnel;
o The amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure;
o   The ability to upgrade, develop and maintain our systems and infrastructure;
    and
o   Failure to increase sales.

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

The Company's financial statements for the six months ended June 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2002, the Company reported a net loss of RMB 881,800 (US $105,327) and at June 30, 2002 has a stockholders' deficit and a working capital deficit of RMB 7,264,679 (US $ 867,734) and RMB 7,431,995 (US $ 887,720), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

(1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company and the exclusive agent for the Agriculture Bank of China. Under the agreement, the Company will take over, manage and dispose of non-performing assets valued at approximately RMB400 billion (the "Assets"). The agreement has a five-year term with options to renew, and results in the Company entering into the business of asset restructuring, asset transfer, asset leasing, asset auction or asset securization using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. Under the agreement, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets.

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

Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next six months. It is anticipated that with the further expansion of operations we will incur negative cash flows, therefore requiring us to seek additional financings to support the growth in operations, both on a short term and long term basis. In addition to the Great Wall agreement, we expect to acquire or invest in other businesses, products, services and technologies that complement or augment the Company's service offerings and customer base. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. In addition, there may be the requirement to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase the Company's operating expenses. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, make potential acquisitions, develop new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses.

Quantitative And Qualitative Disclosures About Market Risk

We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the six months June 30, 2002, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  99.1 Certification by Chief Executive Officer
                  99.2 Certification by Chief Financial Officer

         (b) No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 19, 2002               Chinawe.com Inc.
                                    ----------------
                                     (Registrant)


                                By: /s/ Man Ying Ken Wai
                                    ------------------------------
                                    Man Ying Ken Wai
                                    Vice President



                                By: /s/ Vivian Chu
                                    ------------------------------
                                    Vivian Chu
                                    Chief Financial Officer (Principal Financial
                                    Officer)