Form 10QSB
period 2002-09-30
CHINAWE COM INC
filed 2002-11-19
CIK 1043222

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002
                                               ------------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from            to
                                            ----------    ----------

                        Commission file number 000-26169
                                               ---------


                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                 California                                           95-462728
---------------------------------------------            ------------------------------------
(State or other jurisdiction of incorporation            (I.R.S. Employer Identification No.)
or organization)

                                Chinawe.com Inc.
                            c/o Hartman & Craven LLP
                         Attn: Edward I. Tishelman, Esq.
                            488 Madison Avenue Avenue
                            New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               c/o (212) 753-7500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)



The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 15, 2002 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [  ]    No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                                  Page No.

Item 1.  Financial Statements.

         Balance Sheet as of September 30, 2002 (Unaudited)                        3

         Statements of Operations for the Three Months and Nine Months
         Ended September 30, 2002 and 2001 (Unaudited)                             4

         Statement of Shareholders' Deficit and Comprehensive
         Income (Loss) for the Nine Months Ended September 30, 2002
         (Unaudited)                                                               5

         Statements of Cash Flows for the Nine Months Ended
         September 30, 2002 and September 30, 2001 (Unaudited)                     6

         Notes to Financial Statements                                             7

Item 2.  Management's Discussion and Analysis or Plan of Operation                13

Item 3.   Controls and Procedures

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                        15

SIGNATURES                                                                        16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                             CHINAWE.COM INC.
                                              BALANCE SHEET
                                            SEPTEMBER 30, 2002
                                               (UNAUDITED)

                                                                       ------------------------------
                                                          NOTE                RMB             US$
                                                                       ---------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                    18,232          2,178
   Accounts receivable                                                          27,211          3,250
   Other current assets                                                         61,581          7,356
                                                                       ---------------   ------------
      Total current assets                                                     107,024         12,784
                                                                       ---------------   ------------
Property, plant and equipment, net                          4                  268,508         32,072
                                                                       ---------------   ------------
TOTAL ASSETS                                                                   375,532         44,856
                                                                       ===============   ============
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Bank overdraft                                                               21,353          2,551
   Accounts payable                                                             63,436          7,577
   Accrued expenses and others                                               1,054,787        125,990
   Customer deposits                                                           249,468         29,798
   Current portion of long term debt                        5                   47,236          5,642
   Advances from related parties                            6                6,466,033        772,339
                                                                       ---------------   ------------
   Total current liabilities                                                 7,902,313        943,897
                                                                       ---------------   ------------
Non-current liabilities
   Long-term debt                                           5                  115,891         13,843
                                                                       ---------------   ------------
   Total liabilities                                                         8,018,204        957,740

Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
    authorized 20,000,000 shares; none issued
   Common stock, par value US$0.001 per share,
    authorized 100,000,000 shares; issued
    and outstanding 40,000,000 shares                                          320,000         40,000
   Capital in excess of par                                                   (319,198)       (39,900)
   Accumulated deficit                                                      (7,605,844)      (910,291)
   Accumulated other comprehensive loss                                        (37,630)        (2,693)
                                                                       ---------------   ------------
   Total shareholders' deficit                                              (7,642,672)      (912,884)
                                                                       ---------------   ------------
   TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                                 375,532         44,856
                                                                       ===============   ============



See notes to the financial statements.




                                                     CHINAWE.COM INC.
                                                STATEMENTS OF OPERATIONS
                            THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                                        (UNAUDITED)


                                    Three months ended September 30,           Nine months ended September 30,
                                    --------------------------------           -------------------------------
                      Note         2002          2001         2002            2002          2001          2002
                                    RMB           RMB          US$             RMB           RMB           US$
                                ----------    ----------   ----------      ----------     ----------   ----------
Membership fee income              133,570       612,868       15,954         463,954      1,873,214       55,417
                                ----------    ----------   ----------      ----------     ----------   ----------
Administrative and general
  expenses                        (512,540)     (793,431)     (61,221)     (1,724,769)    (4,947,366)    (206,016)
                                ----------    ----------   ----------      ----------     ----------   ----------
Loss from operations              (378,970)     (180,563)     (45,267)     (1,260,815)    (3,074,152)    (150,599)
Other income                            21         2,040            3              66         13,297            8
                                ----------    ----------   ----------      ----------     ----------   ----------
Loss before income taxes          (378,949)     (178,523)     (45,264)     (1,260,749)    (3,060,855)    (150,591)
Income taxes                 7           -             -            -               -              -            -
                                ----------    ----------   ----------      ----------     ----------   ----------
Net loss                          (378,949)     (178,523)     (45,264)     (1,260,749)    (3,060,855)    (150,591)
                                ==========    ==========   ==========      ==========     ==========   ==========
Basic and diluted net
 loss per share                     (0.009)       (0.003)      (0.001)          (0.03)         (0.08)      (0.004)
                                ==========    ==========   ==========      ==========     ==========   ==========
Weighted average shares
 outstanding                    40,000,000    40,000,000   40,000,000      40,000,000     36,954,497   40,000,000
                                ==========    ==========   ==========      ==========     ==========   ==========




See notes to the financial statements.


                                                      CHINAWE.COM INC.
                                           STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                                                 COMPREHENSIVE INCOME (LOSS)
                                             NINE MONTHS ENDED SEPTEMBER 30, 2002
                                                          (UNAUDITED)

                                                                                               ACCUMULATED
                                           COMMON STOCK                                           OTHER             TOTAL
                                           ------------         CAPITAL IN      ACCUMULATED   COMPREHENSIVE     SHAREHOLDERS'
                                                    AMOUNT     EXCESS OF PAR     (DEFICIT)       (LOSS)            (DEFICIT)
                                       SHARES        RMB            RMB             RMB            RMB               RMB
                                     ----------   ---------    -------------    -----------   -------------     -------------
Balances, January 1, 2002            40,000,000     320,000         (319,198)    (6,345,095)        (39,935)       (6,384,228)

Comprehensive loss:
   Net loss for the nine months
   ended September 30, 2002                   -           -                -     (1,260,749)              -        (1,260,749)
   Currency translation
   adjustments                                -           -                -              -           2,305             2,305
                                     ----------   ---------    -------------    -----------   -------------     -------------
   Total comprehensive loss                                                                                        (1,258,444)
                                                                                                                -------------
Balances, September 30, 2002         40,000,000     320,000         (319,198)    (7,605,844)        (37,630)       (7,642,672)
                                     ==========   =========    =============    ===========   =============     =============
Balances, September 30, 2002 -  US$                  40,000         (39,900)       (910,291)         (2,693)         (912,884)
                                                  =========    =============    ===========   =============     =============



See notes to the financial statements.

                                            CHINAWE.COM INC.
                                       STATEMENTS OF CASH FLOWS
                              NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                               (UNAUDITED)

                                                        2002                2001               2002
                                                         RMB                 RMB                US$
                                                     -----------         -----------        ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                          (1,260,749)         (3,060,855)          (150,591)

   Adjustments to reconcile net loss to net
   cash used in operating activities:
      Depreciation                                       80,232             129,301              9,583
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         (Increase) decrease in accounts receivable      (4,733)             11,715               (565)
         Decrease in other current assets                14,549           2,150,231              1,738
         Increase in bank overdraft                      21,353                   -              2,551
         (Decrease) increase in accounts payable        (13,063)            (22,042)            (1,560)
         Decrease in accrued expenses
          and others                                   (299,524)           (167,919)           (35,777)
         Decrease in customer deposits                 (118,194)         (1,037,993)           (14,118)
                                                     -----------         -----------        ----------
NET CASH USED IN OPERATING ACTIVITIES                (1,580,129)         (1,997,562)          (188,739)
                                                     -----------         -----------        ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                (1,938)           (155,194)              (232)
                                                     -----------         -----------        ----------

 NET CASH USED IN INVESTING ACTIVITIES                   (1,938)           (155,194)              (232)
                                                     -----------         -----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from related parties          1,592,955           1,641,029            190,272
   Repayments to related parties                              -            (247,262)                 -
   Repayment of long-term debt                          (33,820)            (32,075)            (4,040)
                                                     -----------         -----------        ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES             1,559,135           1,361,692            186,232
                                                     -----------         -----------        ----------
NET DECREASE IN
  CASH AND CASH EQUIVALENTS                             (22,932)           (791,064)            (2,739)

CASH AND CASH EQUIVALENTS, BEGINNING                     38,859             966,821              4,642

EFFECT OF EXCHANGE RATE ON CASH                           2,305              (9,248)               275
                                                     -----------         -----------        ----------
CASH AND CASH EQUIVALENTS, ENDING                        18,232             166,509              2,178
                                                     -----------         -----------        ----------





See notes to the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


1. The interim financial statements

     The interim financial statements have been prepared by Chinawe.com Inc. and in the opinion of management, reflect all material adjustments which are necessary to a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the last annual report on Form 10-KSB have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the Annual Report on Form 10-KSB for the year ended December 31, 2001, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2002 and 2001 are not necessarily indicative of the operating results for the full year.

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

                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


2. Organization and Merger (continued):

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

3. Summary of significant accounting policies

     (a)  Basis of presentation

          The accompanying financial statements present the financial position of the Company, Officeway, WIT(HK) and WIT(GZ) as of September 30, 2002, and the results of their operations for the three and nine months ended September 30, 2002 and 2001 and cash flows for the nine months ended September 30, 2002 and 2001. All inter-company accounts and transactions have been eliminated in combination and consolidation.

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

          Translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate on September 30, 2002 of US$1.00 = RMB8.372. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on September 30, 2002 or at any other date.

              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


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

     (d)  Going concern, results of operations and management's plans

          The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2002, the Company reported a net loss of RMB 1,260,749 (US$150,591) and at September 30, 2002 has a
          stockholders' deficit and a working capital deficit of RMB7,642,672 (US$ 912,884) and RMB7,795,289 (US$931,113), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

               (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, which has a five-year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") valued at approximately RMB400 billion using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has decided to enter into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

               (2) In August 2002, the Company signed a Memorandum of Understanding with Great Wall ("MOU-GW") for the purchase of a group of selected assets with a face value of approximately US$400,000,000 directly from Great Wall (the "Acquisition"). The Company is currently negotiating the terms and conditions of a definitive agreement for the Acquisition with Great Wall. It is anticipated that the Company will enter into such definitive agreement within six months from the date of the MOU-GW. In order to execute a definitive agreement with Great Wall for the Acquisition, the Company will need to obtain one or more sources of financing. Accordingly, in October 2002, the Company entered into a Memorandum of Understanding with a United States-based investor (the "MOU-USI"). The parties are bound by confidentiality agreement not to disclose the identity nor the preliminary terms of the deal unless and until a formal agreement is signed. Under the MOU-USI, the Company and such investor are to form a joint venture on terms to be mutually agreed upon for the Acquisition. The Company is currently negotiating with the investor the terms and conditions, including financing, of the joint venture. It is anticipated that the joint venture agreement will be executed at or immediately prior to the time the formal Acquisition agreement with Great Wall is entered into. The agreement with Great Wall will be conditioned upon the Company's entering into a definitive agreement with the investor and the agreement with the investor will be conditioned upon the Company's entering into a definitive agreement with Great Wall. There can be no assurance that the Company will be able to negotiate mutually satisfactory agreements with Great Wall and/or the investor. Upon completion of the Acquisition and obtaining all necessary PRC government approvals, the Company will be engaged in the asset servicing business as its core activities.

               (3)  Upon signing of the formal agreements mentioned in section
                    (2) above, the Company expects to issue an aggregate of five to ten million shares of common stock to various finders as compensation for their efforts and contributions in connection with the Acquisition.

4. Property, plant and equipment

                                         September 30, 2002
                                     -------------------------
                                         RMB            US$
                                     -----------    ----------
   At cost:
   Computer equipment                    152,046        18,161
   Leasehold improvement                  40,905         4,886
   Motor vehicle                         346,158        41,347
                                     -----------    ----------
                                         539,109        64,394

   Accumulated depreciation              270,601        32,322
                                     -----------    ----------

                                         268,508        32,072
                                     ===========    ==========

                        NOTES TO THE FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2002 AND 2001
                                   (UNAUDITED)


5. Long term debt

   Long term debt consists of a bank loan with RMB163,127 outstanding at September 30, 2002. The loan is unsecured, is due in December 2005, bears interest at 5.31% per annum and is repayable in monthly installments of RMB4,563. Maturities under the loan are as follows:

                      Year ending                Amount
                      September 30,                RMB
                      -------------             --------
                          2003                    47,236
                          2004                    49,806
                          2005                    52,516
                          2006                    13,569
                                                --------

                                                 163,127
                                                ========

6. Related party transactions

   The balances with related parties are as follows:

                                                   September 30, 2002
                                               -------------------------
                                                   RMB            US$
                                               -----------    ----------
   Advances from related parties:
     Shareholders                                6,437,348       768,913
     PRC party                                      28,685         3,426
                                               -----------    ----------

                                                 6,466,033       772,339
                                               ===========    ==========

   All balances with related parties are unsecured, non-interest bearing and payable on demand. During the nine months ended September 30, 2002 and 2001, the Company received advances from related parties of RMB1,592,955 and RMB1,641,029, respectively. In addition, during the nine months ended September 30, 2002 and 2001, the Company repaid advances of RMB Nil and RMB247,262, respectively.

   The Company occupied office space in a building leased by an affiliate of the Company. Rent expense for each of the nine months ended September 30, 2002 and 2001 was approximately RMB 96,300.

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

8. Stock plan

   On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through September 30, 2002, no awards have been made under the plan.

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

Overview - Results of Operations

Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements, we have suffered a net loss of RMB5,017,805 (US$599,357) during the year ended December 31, 2001. At the end of this period we had a stockholders' deficit of RMB7,642,672 (US$912,884) and a working capital deficit of RMB7,795,289 (US$931,113). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2001 and 2000 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements but does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the needed funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

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

Three Months Ended September 30, 2002 compared to the Three Months Ended September 30, 2001

Revenues. Membership fee income for the three months ended September 30, 2002 was RMB133,570 as compared to membership fee income of RMB612,868 for the three months ended September 30, 2001, a decrease of 78%. Other income for the three months ended September 30, 2002 was RMB21 as compared to other income of RMB2,040 for the three months ended September 30, 2001, a decrease of 99%.

Expenses. Administrative and general expenses for the three months ended September 30, 2002 were RMB512,540 as compared to administrative and general expenses of RMB793,431 for the three months ended September 30, 2001, a decrease of 35%.

As a consequence of the foregoing, our loss from operations increased from RMB180,563 for the three months ended September 30, 2001 to RMB378,970 for the three months ended September 30, 2002. Our net loss increased from RMB178,523 for the three months ended September 30, 2001 to RMB378,949 for the three months ending September 30, 2002.

Nine Months Ended September 30, 2002 compared to the Nine Months Ended September 30, 2001

Revenues. Membership fee income for the nine months ended September 30, 2002 was RMB463,954 as compared to membership fee income of RMB1,873,214 for the nine months ended September 30, 2001, a decrease of 75%. Other income for the nine months ended September 30, 2002 was RMB66 as compared to other income of RMB13,297 for the nine months ended September 30, 2001, a decrease of 100%.

Expenses. Administrative and general expenses for the nine months ended September 30, 2002 were RMB1,724,769 as compared to administrative and general expenses of RMB4,947,366 for the nine months ended September 30, 2001, a decrease of 65%.

As a consequence of the foregoing, our loss from operations decreased from RMB3,074,152 for the nine months ended September 30, 2001 to RMB1,260,815 for the nine months ended September 30, 2002. Our net loss decreased from RMB3,060,855 for the nine months ended September 30, 2001 to RMB1,260,749 for the nine months ending September 30, 2002.

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

The Company's financial statements for the nine months ended September 30, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2002, the Company reported a net loss of RMB1,260,749 (US $150,591) and at September 30, 2002 has a stockholders' deficit and a working capital deficit of RMB7,642,622 (US $912,884) and RMB7,795,289 (US $931,113), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

(1)   In June 2001, the Company signed an agreement with China Great
Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, which has a five-year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") valued at approximately RMB400 billion using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has decided to enter into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

(2) In August 2002, the Company signed a Memorandum of Understanding with Great Wall ("MOU-GW") for the purchase of a group of selected assets with a face value of approximately US$400,000,000 directly from Great Wall (the "Acquisition"). The Company is currently negotiating the terms and conditions of a definitive agreement for the Acquisition with Great Wall. It is anticipated that the Company will enter into such definitive agreement within six months from the date of the MOU-GW. In order to execute a definitive agreement with Great Wall for the Acquisition, the Company will need to obtain one or more sources of financing. Accordingly, in October 2002, the Company entered into a Memorandum of Understanding with a United States-based investor (the "MOU-USI"). The parties are bound by confidentiality agreement not to disclose the identity nor the preliminary terms of the deal unless and until a formal agreement is signed. Under the MOU-USI, the Company and such investor are to form a joint venture on terms to be mutually agreed upon for the Acquisition. The Company is currently negotiating with the investor the terms and conditions, including financing, of the joint venture. It is anticipated that the joint venture agreement will be executed at or immediately prior to the time the formal Acquisition agreement with Great Wall is entered into. The agreement with Great Wall will be conditioned upon the Company's entering into a definitive agreement with the investor and the agreement with the investor will be conditioned upon the Company's entering into a definitive agreement with Great Wall. There can be no assurance that the Company will be able to negotiate mutually satisfactory agreements with Great Wall and/or the investor. Upon completion of the Acquisition and obtaining all necessary PRC government approvals, the Company will be engaged in the asset servicing business as its core activities.

(3) Upon signing of the formal agreements mentioned in section (2) above, the Company expects to issue an aggregate of five to ten million shares of common stock to various finders as compensation for their efforts and contributions in connection with the Acquisition.

Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next six months. It is anticipated that with the further expansion of operations we will incur negative cash flows, therefore requiring us to seek additional financings to support the growth in operations, both on a short term and long term basis. In addition to the Acquisition, we expect to negotiate the purchase of other assets contained in Great Wall's portfolio. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, make potential acquisitions, develop new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses.

Quantitative And Qualitative Disclosures About Market Risk

We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the nine months September 30, 2002, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

WE HAVE A HISTORY OF LOSSES, WE EXPECT TO LOSE MONEY IN THE FUTURE AND WE MAY NOT ACHIEVE OR SUSTAIN PROFITABILITY

WE REQUIRE ADDITIONAL FUNDS TO IMPLEMENT OUR CURRENT PLANS AND FINANCE FUTURE GROWTH

Our business model assumes that we will have substantial additional funds to implement the full range of products and services we plan to offer in the business-to-business e-marketplace.

We will seek to obtain additional funds through sales of equity and/or debt, or other external financing in order to fund our current and future operations and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

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

o non-performing loans we acquire may not be worth what we initially expected; and

o we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire.

We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially adversely affect our operating results by:

o    diluting security holders' ownership interest; and

o    causing us to incur additional debt.


Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER

If the Internet and the business-to-business e-marketplace becomes as widely used in China as we expect and as estimates suggest and our business grows correspondingly, this rapid growth will place a significant strain on our managerial, operational, financial and information systems resources. To accommodate any significant increase in our size and manage our growth in the business-to-business e-marketplace and in the asset servicing business, we must implement and improve these systems and attract, train, manage and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. If we fail to successfully manage our growth, our ability to maintain and increase our subscriber base will be impaired and our business will suffer.

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

A CHANGE IN CURRENCY EXCHANGE RATES COULD INCREASE OUR COSTS RELATIVE TO OUR REVENUES

We expect to generate a portion of our revenues and to incur expenses and liabilities in Chinese Renminbi and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. We have not entered into agreements or purchased instruments to hedge our exchange rate risks although we may do so in the future.

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

     Item 3. Controls and Procedures.

     (a)   Evaluation of Disclosure Controls and Procedures
           ------------------------------------------------

     Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

     (b)   Changes in Internal Controls
           ----------------------------

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)   Exhibits.

               99.1    Certification of Chief Executive Officer.
               99.2    Certification of Chief Financial Officer.

         (b) No reports on Form 8-K were filed during the quarter ended September 30, 2002.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 19, 2002                   Chinawe.com Inc.
                                          ----------------
                                             (Registrant)


                                          By: /s/ Man Keung Wai
                                              ----------------------------
                                              Man Keung Wai
                                              Chief Executive Officer (Principal
                                              Executive Officer)


                                          By: /s/ Vivian Chu
                                              ----------------------------------
                                               Vivian Chu
                                               Chief Financial Officer
                                               (Principal Financial Officer)

                                 CERTIFICATIONS

I, Man Keung Wai, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Chinawe.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer

                                 CERTIFICATIONS

I, Vivian Chu, certify that:

1.    I have reviewed this quarterly report on Form 10-QSB of Chinawe.com Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

      a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

      b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

      c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

      a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

      b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 19, 2002

/s/ Vivian Chu
Vivian Chu
Chief Financial Officer