Form 10KSB
period 2002-12-31
CHINAWE COM INC
filed 2003-05-29
CIK 1043222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
(Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2002

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 000-29169

                                Chinawe.com Inc.
                                ----------------
                 (Name of small business issuer in its charter)

           California                                        95-4627285
----------------------------------------------------------------------------
(State or other jurisdiction of                           (I.R.S. Employer
 incorporation or organization)                          Identification No.)

                  488 Madison Avenue, New York, New York 10022
                  --------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (212) 753-7500
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

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

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB /X/

         The issuer's revenues for the fiscal year ended December 31, 2002 were RMB582,827 (US$70,330).

         The aggregate market value of the voting common equity held by nonaffiliates (computed by reference to the closing price of such common equity) on May 22, 2003 was approximately $179,459.

         The number of shares of common stock, par value $.001 per share, outstanding as of May 1, 2003 was 40,000,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

         Transitional Small Business Disclosure Format

         Yes___                     No  X

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

                                     PART I

Item 1. Description of Business.

        Chinawe.com Inc. (the "Company", "Chinawe" or "we") is a China-based enterprise using electronic technology on its proprietary bilingual (i.e., Chinese and English) website: Chinawe first launched in 1997, the website has been focused on providing business-to-business e-commerce services whereby members subscribing to its services are allowed access to its site to describe products manufactured by them and being offered for sale to overseas purchasers.

        The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported a net loss of RMB1,626,701 (US $196,296) and at December 31, 2002 has a stockholders' deficit and a working capital deficit of RMB7,954,070 (US $959,825) and RMB8,045,435 (US $970,850), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

        (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, which has a five-year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has decided to enter into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

        (2) In August 2002, the Company signed a Memorandum of Understanding with Great Wall ("MOU-GW") for the purchase of a group of selected assets with a face value of approximately US$400,000,000 directly from Great Wall (the "Acquisition"). The Company is currently negotiating the terms and conditions of a definitive agreement for the Acquisition with Great Wall. It is anticipated that the Company will enter into such definitive agreement within three to six months. In order to execute a definitive agreement with Great Wall for the Acquisition, the Company will need to obtain one or more sources of financing. Accordingly, in October 2002, the Company entered into a Memorandum of Understanding with a United States-based investor (the "MOU-USI"). The parties are bound by confidentiality agreement not to disclose the identity nor the preliminary terms of the deal unless and until a formal agreement is signed. Under the MOU-USI, the Company and such investor are to form a joint venture on terms to be mutually agreed upon for the Acquisition. The Company is currently negotiating with the investor the terms and conditions, including financing, of the joint venture. It is anticipated that the joint venture agreement will be executed at or immediately prior to the time the formal Acquisition agreement with Great Wall is entered into. The agreement with Great Wall will be conditioned upon the Company's entering into a definitive agreement with the investor and the agreement with the investor will be conditioned upon the Company's entering into a definitive agreement with Great Wall. There can be no assurance that the Company will be able to negotiate mutually satisfactory agreements with Great Wall and/or the investor. Upon completion of the Acquisition and obtaining all necessary PRC government approvals, the Company will be engaged in the asset servicing business as its core activities.

        (3) Upon signing of the formal agreements mentioned in Section (2) above, the Company expects to issue an aggregate of five to ten million shares of common stock to various finders as compensation for their efforts and contributions in connection with the Acquisition.

        Chinawe is currently providing an e-marketplace for business-to-business e-commerce services for buyers and suppliers of products made in China. The Company's services will enable buyer and supplier members to efficiently and cost-effectively buy and sell products in an open e-marketplace. Chinawe provides product/suppliers search engines, a message board, sample sale, factory outlet and business-related services covering the entire product sales lifecycle.

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

Item 4. Submission of Matters to a Vote of Security Holders.

        No matters were submitted to a vote of security holders during the quarter ended December 31, 2002.


                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

        Market Information:

(a) Trading in our shares of Common Stock presently takes place on the OTC Bulletin Board under the symbol "CHWE".

        The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years.

                                                      High            Low
                                                      ---             ---
2002
----
January 1, 2002 - March 31, 2002                      .09             .03
April 1, 2002 - June 30, 2002                         .10             .03
July 1, 2002 - September 30, 2002                     .095            .04
October 1, 2002 - December 31, 2002                   .06             .02

2001
----
January 1, 2001 - March 31, 2001                      .1875           .07
April 1, 2001 - June 30, 2001                         .34             .04
July 1, 2001 - September 30, 2001                     .19             .11
October 1, 2001 - December 31, 2001                   .11             .06

        The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

        On May 22, 2003, our shares of common stock was quoted at $.02 per share.

    (b) The number of holders of our Common Stock was approximately 114 on December 31, 2002, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

    (c) We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Directors intend to declare cash divideds on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.

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

Overview - Results of Operations

        Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB1,626,701 (US $196,296) during the year ended December 31, 2002. At the end of this period we had a stockholders' deficit of RMB7,954,070 (US $959,825) and a working capital deficit of RMB8,045,435 (US $970,850). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2002 and 2001 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not require to raise further capital for operations and expansion in the near future.

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

Year ending December 31, 2002 compared to the year ending December 31, 2001.

Revenues. Subscription and service income for the year ending December 31, 2002 was RMB582,827 as compared to subscription and service income of RMB2,320,146 for the year ending December 31, 2001, a decrease of 75%. Other income for the year ending December 31, 2002 was RMB78 as compared to other income of RMB13,759 for the year ending December 31, 2001, a decrease of 99%.

Expenses. Administrative and general expenses for the year ending December 31, 2002 were RMB2,209,606 as compared to administrative and general expenses of RMB7,351,710 for the year ending December 31, 2001, a decrease of 70%.

As a consequence of the foregoing, our loss from operations decreased from RMB5,031,564 for the year ending December 31, 2001 to RMB1,626,779 for the year ending December 31, 2002. Our net loss decreased from RMB5,017,805 for the year ending December 31, 2001 to RMB1,626,701 for the year ending December 31, 2002.

Year ending December 31, 2001 compared to the year ending December 31, 2000.

Revenues. Subscription and service income for the year ending December 31, 2001 was RMB2,320,146 as compared to subscription and service income of RMB1,819, 927 for the year ending December 31, 2000, an increase of 27%. Other income for the year ending December 31, 2001 was RMB13,759 as compared to other income of RMB112,714 for the year ending December 31, 2000 a decrease of 88%.

Expenses. Administrative and general expenses for the year ending December 31, 2001 were RMB7,351,710 as compared to administrative and general expenses of RMB2,984,229 for the year ending December 31, 2000, an increase of 150%.

As a consequence of the foregoing, our loss from operations increased from RMB1,164,302 for the year ending December 31, 2000 to RMB5,031,564 for the year ending December 31, 2001. Our net loss increased from RMB1,051,588 for the year ending December 31, 2000 to RMB5,017,805 for the year ending December 31, 2001.

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

        The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported a net loss of RMB1,626,701 (US $196,296) and at December 31, 2002 has a stockholders' deficit and a working capital deficit of RMB7,954,070 (US $959,825 and RMB8,045,435 (US $970,850), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

        (1) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, which has a five-year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has decided to enter into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

        (2) In August 2002, the Company signed a Memorandum of Understanding with Great Wall ("MOU-GW") for the purchase of a group of selected assets with a face value of approximately US$400,000,000 directly from Great Wall (the "Acquisition"). The Company is currently negotiating the terms and conditions of a definitive agreement for the Acquisition with Great Wall. It is anticipated that the Company will enter into such definitive agreement within three to six months. In order to execute a definitive agreement with Great Wall for the Acquisition, the Company will need to obtain one or more sources of financing. Accordingly, in October 2002, the Company entered into a Memorandum of Understanding with a United States-based investor (the "MOU-USI"). The parties are bound by confidentiality agreement not to disclose the identity nor the preliminary terms of the deal unless and until a formal agreement is signed. Under the MOU-USI, the Company and such investor are to form a joint venture on terms to be mutually agreed upon for the Acquisition. The Company is currently negotiating with the investor the terms and conditions, including financing, of the joint venture. It is anticipated that the joint venture agreement will be executed at or immediately prior to the time the formal Acquisition Agreement with Great Wall is entered into. The agreement with Great Wall will be conditioned upon the Company's entering into a definitive agreement with the investor and the agreement with the investor will be conditioned upon the Company's entering into a definitive agreement with Great Wall. There can be no assurance that the Company will be able to negotiate mutually satisfactory agreements with Great Wall and/or the investor. Upon completion of the Acquisition and obtaining all necessary PRC government approvals, the Company will be engaged in the asset servicing business as its core activities.

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

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal years ended December 31, 2001 and December 31, 2002, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

        Recently Issued Accounting Pronouncements

        In July 2002, The Financial Accounting Standards Board ("FASB") issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002.

        In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation" which applies to all acquisitions of a financial institution except those between two or more mutual enterprises, which is being addressed in a separate project. The provisions of SFAS No. 147 are effective on October 1, 2002.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Companies having a year-end after December 15, 2002 are required to follow the prescribed format and provide the additional disclosures in their annual reports.

        The Company is currently assessing the effect of the adoption of the provisions of these statements on the financial statements.

Item 7. Financial Statements.

        The financial statements require by this Item are set forth at pages indicated in Item 13 following page 18 of this Report.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        On February 25, 2003 the Company notified Horwath Gelfond Hochstadt Pangburn, P.C. ("HGHP"), the principal accountant engaged to audit the Company's financial statements, that the Company would not retain HGHP to audit the Company's financial statements for the current fiscal year.

        HGHP's report on the Company's financial statements for the year ended December 31, 2000 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles.

        HGHP's report on the Company's financial statements for the year ended December 31, 2001 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that HGHP referred to the Company's net loss, stockholders' deficit and working capital deficit at December 31, 2001 and stated that "These conditions raise substantial doubt about the company's ability to continue as a going concern."

        The Company's decision to change accountants was consented to by the Company's Board of Directors.

        During the Company's two most recent fiscal years and the subsequent interim period preceding dismissal there was no disagreement with HGHP on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreement, if not resolved to the satisfaction of HGHP, would have caused HGHP to make a reference to the subject matter of the disagreement in connection with its report.

        On March 7, 2003, the Company engaged the accounting firm of Moores Rowland as the principal accountant to audit the Company's financial statements for the current fiscal year.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Management

        The following sets forth information regarding our executive officers, directors and other key employees:

Name                           Nationality      Age     Title
----                           -----------      ---     -----
Mr. Wai, Man Keung             Hong Kong        43      Chief Executive Officer, Chairman of the Board
                                                        and President
Mr. Wai, Man Ying Ken          Canadian         38      Vice President, Director
Mr. Yiu, Barry                 Chinese          39      Vice President, Director
Ms. Chu,Vivian Wai Wa          Australian       33      Chief Financial Officer, Secretary and Director
Mr. Lee, Conway Kong Wai       Australian       48      Non-executive Director


        The following is a brief account of the business experience for the last two years for the above mentioned individuals.

Mr. Wai, Man Keung is the founder of our Company and has been the Chairman, CEO & President of our Company since its incorporation. He is responsible for our overall strategic planning and development. Mr. Wai has over 15 years of entrepreneur experience in business development and administration. Prior to founding Welcon Info-Tech in 1997, Mr. Wai was engaged in the property development and construction industry for over 15 years. Under his leadership and management, the Group has grown and expanded quickly in Hong Kong and China. To seize the great opportunities in the booming IT market in China and Hong Kong, Mr. Wai established Welcon Info-Tech Limited in Hong Kong in 1997.

Mr. Wai, Man Ying Ken is the co-founder and Vice President of our Company since its incorporation. Prior to his current position, Mr. Wai was a board director and marketing of a Hong Kong-based company specializing in property development and construction since 1995. Under his directorship, the company has enjoyed consistent and rapid sales growth over the years. Mr. Wai is specialized in marketing and sales management. In 1997, he co-founded Welcon Info-Tech Limited with his elder brother, Mr. Wai Man Keung Alan. He studied General Science at the University of Waterloo, Canada.

Mr. Barry Yiu, our Vice President has over 15 years of experience in business development, strategic planning, financing management and government relations with strong geographic focus in China. Prior to joining the Company, Mr. Yiu has been engaged in several reputable companies in Hong Kong and China involving sizable developments and investments. Mr Yiu obtained his Bachelor degree from the University of Toronto, Canada in 1983 and his Master of Business Administration degree (major in Finance) from McMaster University in Hamilton, Canada in 1985.

Ms. Chu, Vivian Wai Wa has been our Chief Secretary and a Director since she joined us in 1997. She became Chief Financial Officer in August 2002. She has accumulated her skills from managing diversified areas and is responsible for the Company's administrative affairs. She obtained her degrees (Bachelor of Economics and Bachelor of Arts in Asian Studies) from The Australian National University in 1992.

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

Name and Principal Position                           Year              Salary
---------------------------                           ----              ------
Man Keung Wai                                         2002                $0
                                                      2001                 0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth information as of April 1, 2003, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                                Percent of Outstanding
Name of Beneficial Owner 1                   Amount of Beneficial Ownership      Shares of Class Owned
--------------------------                   ------------------------------      ---------------------
Gonet Associates Ltd.                        22,054,090                                  55.1
Man Keung Wai 2                              22,054,090                                  55.1
Man Ying Ken Wai                             0                                           0
Barry Yiu                                    0                                           0
Vivian Wai Wa Chu                            0                                           0
All officers  and  directors as a group      22,054,090                                  55.1
(through ownership of Gonet)(4 persons)

1. The address for each of the officers and directors of the Company is c/o our corporate headquarters in New York.

2. Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

         The following table sets forth information as of December 31, 2002 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company's Common Stock are authorized for issuance:

                      Equity Compensation Plan Information

                                                                                       Number of securities
                                                                                      remaining available for
                                                                                       future issuance under
                                Number of securities to        Weighted-average         equity compensation
                                be issued upon exercise        exercise price of         plans (excluding
                                of outstanding options,      outstanding options,     securities reflected in
                                  warrants and rights         warrants and rights           column (a))
      Plan category                       (a)                        (b)                        (c)

Equity compensation plans
approved by security holders               0                         N/A                         0

Equity compensation plans
not approved by security                   0                         N/A                     5,000,000
holders
          Total                            0                         N/A                     5,000,000


         On July 25, 2001, the Board of Directors adopted the 2001 Restricted Stock Plan (the "Plan"). The purpose of the Plan is to promote the long-term growth of the Company by making awards of Common Stock to key employees and directors of the Company or its subsidiaries.

         The Plan is administered by the Board of Directors (the "Board"). The Board is authorized, subject to the provisions of the Plan, to (i) select the participants; (ii) determine the number of shares of Common Stock to be awarded to each of the participants and the terms and conditions on which such awards will be made; (iii) establish from time to time regulations for the administration of the Plan; (iv) interpret the Plan; and (v) make all determinations deemed necessary or advisable for the administration of the Plan.

         5,000,000 shares of Common Stock are reserved for award under the Plan. At the time of an award of restricted stock, the Board will establish for each participant one or more restricted periods during which shares of Common Stock awarded under the Plan may not be sold, assigned, transferred, pledged or otherwise disposed of or encumbered, except as described below; provided, however, that the Board may, in its discretion, accelerate such restricted periods with respect to outstanding awards of restricted stock. Except for such restrictions, the participant as owner of restricted stock shall have all the rights of a stockholder including but not limited to the right to receive all dividends paid on such shares and the right to vote such shares.

         Upon the death, retirement or permanent disability of a participant, upon the involuntary termination by the Company or any subsidiary for reasons other than cause, or upon the sale of assets of the Company or the merger or consolidation of the Company with another corporation and the terms of such sale, merger or consolidation do not entitle the participant to shares of the purchasing, surviving or resulting corporation, all of such shares shall be free of such restrictions. If the participant ceases to be an employee of the Company or its subsidiaries for any other reason, then all unvested shares of restricted stock therefore awarded to him, will upon such termination of employment be forfeited and returned to the Company and available for award to another participant.

         An award of restricted stock shall not be effective unless the participant enters into an agreement with the Company in a form specified by the Board agreeing to the terms, conditions and restrictions of the award and such other matters as the Board shall in its sole discretion determine.

         At the expiration of a restricted period, the Company will deliver to the participant (or his legal representatives, beneficiaries or heir) the certificates of Common Stock held by the Company for which such restricted period has terminated.

         The aggregate number of shares of Common Stock which may be awarded under the Plan will be appropriately adjusted for any increase or decrease in the total number of shares of the Company's Common Stock resulting from a division or combination of shares or other capital adjustment; or resulting from the payment of a stock dividend, or other increase or decrease in such shares by the Company.

         The Board of Directors may amend the Plan from time to time in such respects as the Board of Directors may deem advisable, provided that no change may be made in any award theretofore granted which would impair the rights of a participant, without consent of the participant. The Board may amend agreements between participants and the Company from time to time as the Board may deem advisable, provided that no change may be made in any award theretofore granted which would impair the rights of a participant without the written consent of the Participant.

         The Board of Directors may at any time terminate the Plan. Any such termination will not affect awards already in effect and such awards shall remain in full force and effect as if the Plan had not been terminated.

No awards may be made under the Plan subsequent to December 31, 2011.

Item 12. Certain Relationships and Related Transactions.

         None.

Item 13. Exhibit and Reports on Form 8-K.

Documents filed as part of this Report:

           1.   Financial Statements of Chinawe.com Inc.:

                Report of Independent Auditors
                Balance Sheet - Years Ended December 31, 2002 and 2001
                Statement of Operations - Years Ended December 31, 2002 and 2001
                Statement of Shareholder's Deficit and Comprehensive Loss - Years Ended December 31, 2002 and 2001
                Statement of Cash Flow - Years Ended December 31, 2002 and 2001
                Notes to Financial Statements

           2.   Exhibits and Index:

           Exhibit
           No.              Description

           3.(i)            Articles of Incorporation.*
           3.(ii)           By-Laws.*
           3.(iii)          Merger Agreement & Plan of Reorganization dated as of October 17, 2000 **
           10.1             Chinawe.com Inc. 2001 Restricted Stock Plan***
           21               Subsidiaries
           23.1             Consent of Moores Rowland
           23.2             Consent of Horwath Gelfond Hochstadt Pangburn, P.C.
           99.1             Certification of Chief Executive Officer
           99.2             Certification of Chief Financial Officer

          No reports on Form 8-K were filed during the quarter ended December 31, 2002.

          -----------------

     * Filed as an exhibit to our Company's Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000 and hereby incorporated by reference herein.

     ** Filed as an exhibit to our Company's Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001 and hereby incorporated by reference herein.

     *** Filed as an exhibit to our Company's Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001 and hereby incorporated by reference herein.

Item 14. Controls and Procedures.

     (a)      Evaluation of Disclosure Controls and Procedures

     Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. Within the 90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange Commission filings.

     (b)      Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

     Item 15. [Reserved].

                                     CONTENT




Independent Auditors' Reports                                              F1

Consolidated Statements of Operations                                      F3

Consolidated Balance Sheets                                                F4

Consolidated Statements of Changes in Stockholders' Deficit                F5

Consolidated Statements of Cash Flows                                      F6

Notes to and forming Part of the Consolidated Financial Statements      F7 - F15

Independent Auditors' Report


To the Stockholders and the Board of Directors of Chinawe.com Inc.

We have audited the accompanying consolidated balance sheet of Chinawe.com Inc. (the "Company") and its subsidiaries (collectively referred to as the "Group") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of the Group as of and for the year ended December 31, 2001 were audited by other auditors whose report dated February 15, 2002 on those statements included an explanatory paragraph describing conditions that raised substantial doubt about the Group's ability to continue as a going concern.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the 2002 consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Group as of December 31, 2002 and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Group will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Group has suffered recurring losses from operations and continues to experience negative cash flow from operations that raise substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






MOORES ROWLAND
Chartered Accountants
Certified Public Accountants,
Hong Kong, April 15, 2003

To the Board of Directors and Shareholders
CHINAWE.COM INC.


                          INDEPENDENT AUDITORS' REPORT
                          ----------------------------

We have audited the consolidated statements of operations, shareholders' deficit and comprehensive loss, and cash flows of Chinawe.com Inc. and subsidiaries for the year ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Chinawe.com Inc. and subsidiaries for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The consolidated financial statements referred to above have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the December 31, 2001 financial statements, the Company suffered a net loss of RMB 5,017,805 (US $599,357) during the year ended December 31, 2001 and had a shareholders' deficit of RMB 6,384,228 (US $762,568) at December 31, 2001. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to these matters are also described in Note 3 to the December 31, 2001 financial statements. The financial statements referred to above do not include any adjustments that might result from the outcome of this uncertainty.


HORWATH GELFOND HOCHSTADT PANGBURN, P.C.
Denver, Colorado
February 15, 2002

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Year ended December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                              YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                     Note              2001                  2002                2002
                                                                        RMB                   RMB                 US$
Operating revenues
Subscription and service income                                   2,320,146               582,827              70,330

Administrative and general expenses                              (7,351,710)           (2,209,606)           (266,635)
                                                              ----------------     -----------------    ---------------
Loss from operations                                             (5,031,564)           (1,626,779)           (196,305)

Other income                                                         13,759                    78                   9
                                                              ----------------     -----------------    ---------------
Net loss                                                         (5,017,805)           (1,626,701)           (196,296)
                                                              ================     =================    ===============
Basic and diluted net loss per common stock          2(h)             (0.13)                (0.04)             (0.005)
                                                              ================     =================    ===============
Weighted average common shares outstanding                       37,722,131            40,000,000          40,000,000
                                                              ================     =================    ===============




The accompanying notes are an integral part of these consolidated financial statements.

CHINAWE.COM INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2002 and 2001
--------------------------------------------------------------------------------

                                                                                  AS OF DECEMBER 31,
                                                              ----------------------------------------------------------
                                                                        2001                2002        2002
                                                                                                        ----
ASSETS                                               Note                RMB                 RMB        US$
                                                                                                        ---
Current assets
Cash and cash equivalents                                             38,859              18,953                 2,287
Accounts receivable, net of allowance for doubtful
    accounts of RMB11,176 in 2001 and 2002                            22,478              18,299                 2,208
Other current assets                                                  76,130              62,292                 7,517
                                                              ----------------    -----------------     ----------------
Total current assets                                                 137,467              99,544                12,012
                                                              ----------------    -----------------     ----------------
Property, plant and equipment, net                     3             346,803             195,052                23,537
                                                              ----------------    -----------------     ----------------
Total assets                                                         484,270             294,596                35,549
                                                              ================    =================     ================
LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer deposits received                                           367,662             232,707                28,081
Accounts payable                                                      76,499                   -                     -
Accrued expenses and other current liabilities                     1,354,312           1,093,583               131,964
Current portion of long-term debt                      4              45,395              47,865                 5,776
Due to related parties                                 7           4,873,078           6,770,824               817,041
                                                              ----------------    -----------------     ----------------
Total current liabilities                                          6,716,946           8,144,979               982,862
                                                              ----------------    -----------------     ----------------
Non-current liabilities
Long-term debt                                         4             151,552             103,687                12,512
                                                              ----------------    -----------------     ----------------
STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.001 per share;
    authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share;
    authorized 100,000,000 shares; issued and
    outstanding 40,000,000 shares                                    320,000             320,000                38,615
Capital in excess of par                                            (319,198)           (319,198)              (38,518)
Accumulated losses                                                (6,345,095)         (7,971,796)             (961,964)
Accumulated other comprehensive (loss) income                        (39,935)             16,924                 2,042
                                                              ----------------    -----------------     ----------------
Total stockholders' deficit                                       (6,384,228)         (7,954,070)             (959,825)
                                                              ----------------    -----------------     ----------------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          484,270             294,596                35,549
                                                              ================    =================     ================



The accompanying notes are an integral part of these consolidated financial statements.

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years ended December 31, 2002 and 2001

                                        COMMON STOCK
                                    ---------------------
                                                                                           ACCUMULATED
                                                              CAPITAL                            OTHER
                                        NUMBER               IN EXCESS    ACCUMULATED    COMPREHENSIVE               TOTAL
                                     OF SHARES     AMOUNT     OF PAR        LOSSES                LOSS      ----------------------
                                                      RMB       RMB           RMB                  RMB            RMB          US$
Balance as of January 1, 2001       28,764,565    230,120    (229,318)    (1,327,290)          (14,544)    (1,341,032)    (161,824)
                                    ----------    -------    --------     ----------        ----------     ----------     --------

Acquisition of Neo Modern
   Entertainment Corp. by
   Chinawe.com Inc.                 11,235,435     89,880     (89,880)             -                 -              -            -
Comprehensive loss:

Net loss for the year                        -          -           -     (5,017,805)                -     (5,017,805)    (605,503)
Currency translation adjustments             -          -           -              -           (25,391)       (25,391)      (3,064)
                                    ----------    -------    --------     ----------        ----------     ----------     --------

Total comprehensive loss                                                                                   (5,043,196)    (608,567)
                                                                                                           ----------     --------

Balance as of December 31, 2001     40,000,000    320,000    (319,198)    (6,345,095)          (39,935)    (6,384,228)    (770,391)
                                    ----------    -------    --------     ----------        ----------     ----------     --------

Comprehensive loss:

Net loss for the year                        -          -           -     (1,626,701)                -     (1,626,701)    (196,296)
Currency translation adjustment              -          -           -              -            56,859         56,859        6,862
                                    ----------    -------    --------     ----------        ----------     ----------     --------

Total comprehensive loss                                                                                   (1,569,842)    (189,434)
                                                                                                           ----------     --------

BALANCE AS OF DECEMBER 31, 2002     40,000,000    320,000    (319,198)    (7,971,796)           16,924     (7,954,070)    (959,825)
                                    ==========    =======    ========     ==========            ======     ==========     ========





The accompanying notes are an integral part of these consolidated financial statements.

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Year ended December 31, 2002 and 2001

                                                                           YEAR ENDED DECEMBER 31,
                                                              --------------------------------------------------
                                                      NOTE            2001              2002             2002
                                                                                                         ----
                                                                       RMB               RMB              US$
                                                                                                          ---
Cash flows from operating activities
Net loss                                                        (5,017,805)       (1,626,701)        (196,296)
Adjustments to reconcile net loss to net cash used
   in operating activities:
      Depreciation                                                 170,465           153,333           18,503
Changes in operating assets and liabilities:
      Accounts receivable, net                                      14,164             3,986              481
      Other current assets                                         120,426            13,838            1,670
      Deposits                                                   2,495,403                 -                -
      Customer deposits received                                (1,211,641)         (134,558)         (16,237)
      Accounts payable                                             (16,564)          (75,823)          (9,149)
      Accrued expenses and other current liabilities               852,484          (246,933)         (29,798)
                                                              --------------     -------------     ------------
Net cash used in operating activities                           (2,593,068)       (1,912,858)        (230,826)
                                                              --------------     -------------     ------------
Cash flows from investing activities
Purchase of property, plant and equipment                         (395,194)           (1,929)            (233)
                                                              --------------     -------------     ------------
Net cash used in investing activities                             (395,194)           (1,929)            (233)
                                                              --------------     -------------     ------------
Cash flows from financing activities

Repayments of long-term debt                                       (43,053)          (45,395)          (5,478)
Proceeds from long-term debt                                       240,000                 -                -
Increase in advances from related parties                        2,108,628         3,797,202          458,212
Repayment to related parties                                      (255,307)       (1,853,545)        (223,669)
                                                              --------------     -------------     ------------
Net cash provided by financing activities                        2,050,268         1,898,262          229,065
                                                              --------------     -------------     ------------
Net decrease in cash and cash equivalents                         (937,994)          (16,525)          (1,994)
Cash and cash equivalents, beginning of year                       966,821            38,859            4,689
Effect of exchange rate                                             10,032            (3,381)            (408)
                                                              --------------     -------------     ------------
Cash and cash equivalents, end of year                              38,859            18,953            2,287
                                                              ==============     =============     ============
Supplemental disclosure of cash flow information
Cash paid for interest                                              11,706             9,364            1,130
                                                              ==============     =============     ============
Non-cash transaction
Repayment of  convertible  loan  (by  transferring
2,548,000 of the  Company's  common stock owned by
the principal stockholder of the Company)               6        1,620,384                 -                -
                                                        -     ==============     =============     ============




The accompanying notes are an integral part of these consolidated financial statements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

1.       BACKGROUND

         On March 15, 2001, Neo Modern Entertainment Corporation ("Neo Modern") completed a merger with Chinawe.com Inc. ("Chinawe"), a privately-held company incorporated in the State of Delaware, pursuant to an Agreement and Plan of Merger dated October 17, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. (the "Company"), and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of the Neo Modern common stock. All share and per share amounts reflect the conversion.

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

         In June 2001, the Group entered into an engagement with a PRC-government controlled financial institution under which the Group expects to develop a new core business of asset restructuring, transfer, leasing or securitization (Note 2(b)). Through December 2001 and 2002, the Company did not complete any transactions under the agreement and its core business remained unchanged.

         The consolidated financial statements include the accounts of the Company and the following subsidiaries:

         Officeway Technology Limited ("Officeway"); incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March
2000) its wholly-owned subsidiary, Welcon Info-Tech Limited.

         Welcon Info-Tech Limited ("WIT (HK)"); incorporated in Hong Kong in June 1997. WIT (HK) provides subscriber services for the production of website image and business-to-business e-marketplace for small to medium size businesses.

         Guangzhou Welcon Information Limited ("GWI"); a joint venture formed in March 2000. WIT (HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT (HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT (HK).

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)      Basis of accounting

                  The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The consolidated financial statements are presented in Renminbi ("RMB") which is the Company's functional currency as the Company's operations are primarily located in the PRC.

         (b)      Going concern considerations

                  The Company's financial statements for the year ended December 31, 2002 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2002, the Company reported a net loss of RMB1,626,701 (US $196,296) and as of December 31, 2002 has a stockholders' deficit and a working capital deficit of RMB7,954,070 (US $959,825) and RMB8,045,435 (US $970,850),
                  respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

                  (i) In June 2001, the Company signed an agreement with China Great Wall Asset Management Corporation ("Great Wall"), a PRC government-controlled financial company. Under the agreement, which has a five-year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has decided to enter into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

                  (ii) In August 2002, the Company signed a Memorandum of Understanding with Great Wall ("MOU-GW") for the purchase of a group of selected assets with a face value of approximately US$400 million directly from Great Wall (the "Acquisition"). The Company is currently negotiating the terms and conditions of a definitive agreement for the Acquisition with Great Wall. It is anticipated that the Company will enter into a definitive agreement within three to six months. In order to execute a definitive agreement with Great Wall for the Acquisition, the Company will need to obtain one or more sources of financing. Accordingly, in October 2002, the Company entered into a Memorandum of Understanding with a United States-based investor (the "MOU-USI"). The parties are bound by a confidentiality agreement not to disclose the identity nor the preliminary terms of the deal unless and until a formal agreement is signed. Under the MOU-USI, the Company and such investor are to form a joint venture on terms to be mutually agreed upon

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

                  for the Acquisition. The Company is currently negotiating with the investor the terms and conditions, including financing, of the joint venture. It is anticipated that the joint venture agreement will be executed at or immediately prior to the time the formal Acquisition agreement with Great Wall is entered into. The agreement with Great Wall will be conditional upon the Company's entering into a definitive agreement with the investor and the agreement with the investor will be conditional upon the Company's entering into a definitive agreement with Great Wall. There can be no assurance that the Company will be able to negotiate mutually satisfactory agreements with Great Wall and/or the investor. Upon completion of the Acquisition and obtaining all necessary PRC government approvals, the Company will be engaged in the asset servicing business as its core activities.

                  Upon signing of the formal agreements, the Company expects to issue an aggregate of five to ten million shares of common stock to various finders as compensation for their efforts and contributions in connection with the Acquisition.

         (c)      Principles of consolidation

                           The consolidated financial statements include the
                  accounts of the Company and all of its subsidiaries. All material intra-group balances and transactions have been eliminated in consolidation.

         (d)      Cash and cash equivalents

                           The Company considers all cash and highly liquid
                  investments purchased with an original maturity of three months or less to be cash equivalents.

         (e)      Property, plant and equipment

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

                           Management assesses the carrying value of its
                  long-lived assets for impairment when circumstances warrant such a review. Management considers projected future operating results, cash flows, trends and other circumstances in its assessment. Based on its review, management does not believe that any impairment has occurred as of December 31, 2001 and 2002.

         (f)      Revenue recognition

                           Subscription and service income receivable from
                  members is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of agreements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS


         (g)      Income taxes


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

         (h)      Loss per common share

                  Statement of Financial Accounting Standard ("SFAS") No. 128, Earnings per Share, requires dual presentation of basic and diluted earning per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earning per share amounts are based on the weighted average share of common stock outstanding. Diluted earning per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company has no potential common stock instruments which would result in diluted earnings per share in 2001 or 2002. The basic and diluted weighted average common shares outstanding are 37,722,131 and 40,000,000 for the years ended December 31, 2001 and 2002 respectively.

         (i)      Foreign currency translation

                  The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi.

                  Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are dealt with in the consolidated statement of operations.

                  The translation of the financial statements of subsidiaries whose functional currencies are other than Renminbi, into Renminbi is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' deficit separately as accumulated other comprehensive loss.

                  Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the Exchange Rate of US$1.00 = RMB8.287 as of December 31, 2002. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

         (j)      Use of estimates

                  The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates includes provisions for doubtful accounts, sales returns and allowances, long-lived assets and deferred incomes taxes. Actual results could differ from those estimates.

         (k)      Fair value of financial instruments

                  The estimated fair values for financial instruments under SFAS No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements.

         (l)      Comprehensive income (loss)

                  SFAS No. 130, "Reporting Comprehensive Income", establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company's components of comprehensive income
                  (loss) include net loss for the year and foreign currency translation adjustments.

          (m)     Accounting for the impairment of long-lived assets

                  In August 2001, the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets", which was effective for fiscal years beginning after December 15, 2001. This pronouncement supersedes SFAS No. 121 and the accounting and reporting provisions of Accounting Principles Board Opinion No. 30 for the disposal of a segment of a business.

                  SFAS No. 144 retains the requirements of SFAS No. 121 to (a) recognize an impairment loss only if the carrying amount of a long-lived asset is not recoverable from its undiscounted cash flows and (b) measure an impairment loss as the difference between the carrying amount and fair value of the asset. Goodwill will not be allocated to long-lived assets, when tested for impairment. Long-lived assets and certain identifiable intangibles related to those assets to be held and used are reviewed at least annually for impairment, or whenever events or changes in circumstances indicate that the carrying amount may not be recoverable.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (n)      New accounting pronouncements

                  In July 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities", which requires costs associated with exit or disposal activities to be recognized when the costs are incurred, rather than at a date of commitment to an exit or disposal plan. The provisions of SFAS 146 are effective for disposal activities initiated after December 31, 2002.

                  In October 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions - an amendment of FASB Statements No. 72 and 144 and FASB Interpretation" which applies to all acquisitions of a financial institution except those between two or more mutual enterprises, which is being addressed in a separate project. The provisions of SFAS No. 147 are effective on October 1, 2002.

                  In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement No. 123". SFAS No. 148 amends SFAS No. 123 to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. Companies having a year-end after December 15, 2002 are required to follow the prescribed format and provide the additional disclosures in their annual reports.

                  The Company is currently assessing the effect of the adoption of the provisions of these statements on the financial statements.

3.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment is summarized as follows:

                                                                  AS OF DECEMBER 31,
                                                 ------------------------------------------------------
                                                          2001                2002               2002
                                                           RMB                 RMB                US$
         Computer equipment                            150,108             152,037             18,346
         Leasehold improvement                          40,905              40,905              4,936
         Motor vehicles                                346,158             346,158             41,771
                                                 --------------      --------------     ---------------

                                                       537,171             539,100             65,053

         Accumulated depreciation                     (190,368)           (343,701)           (41,475)
         Currency translation adjustment                     -                (347)               (41)
                                                 --------------      --------------     ---------------

         Net                                           346,803             195,052             23,537
                                                 ==============      ==============     ===============

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

4.       LONG TERM DEBT

         Long term debt consists of a bank loan with RMB151,552 outstanding as of December 31, 2002. The loan is unsecured, is due in December 2005, bears interest at 5.31% per annum and is repayable in monthly installments of RMB4,563. Maturities under the loan are as follows:

        Year ending December 31                              2002               2002
                                                              RMB                US$
        2003                                               47,865              5,776
        2004                                               50,470              6,090
        2005                                               53,217              6,422
                                                     -------------       ------------

                                                          151,552             18,288
                                                     =============       ============

5.       INCOME TAXES

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

         No income taxes have been provided for WIT (HK) as it incurred tax losses during 2001 and 2002. No income taxes have been provided for GWI as it has incurred losses since it began operating in March 2000.

         The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                                                     2001               2002
                                                                                % of Pre-        % OF PRE-TAX
                                                                               tax income              INCOME
         Computed "expected" tax benefit                                               34                 34
         Operating losses for which a benefit has not been recognized                 (34)               (34)
                                                                            --------------     ---------------

                                                                                        -                  -
                                                                            ==============     ===============

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

5.       INCOME TAXES

         The Company deferred tax assets are as follows:

                                                                 2001                2002               2002
                                                                  RMB                 RMB                US$
         Hong Kong operating loss carry forward               211,433             340,553             41,094
         PRC operating loss carry forward                     876,523             253,679             30,612
                                                                            --------------     --------------
         Deferred tax assets valuation allowance           (1,087,956)           (594,232)           (71,706)
                                                        --------------      --------------     --------------

         Net deferred tax assets                                    -                   -                  -
                                                        ==============      ==============     ==============

         As of December 31, 2002, the Company has Hong Kong and PRC operating loss carry forwards of approximately RMB2,128,456 and RMB768,725, respectively. Hong Kong losses are available for carry forward indefinitely and PRC losses are available for carry forward for five years. Management has provided a full allowance for deferred tax assets as it is more likely than not that the assets will not be realized.

6.       CONVERTIBLE LOAN

         On August 26, 2000, the Company entered into an agreement with a third party whereby the third party provided financial support to the Company by way of a loan of HK$1,500,000 (RMB1,620,384) to support the Company's restructuring activity. The loan was convertible into 6.37% of the shares of the Company. It was non-interest bearing and unsecured. On October 19, 2001 the Company's principal stockholder repaid the loan to the party on behalf of the Company by transferring to him 2,548,000 shares or 6.37% of the Company's outstanding common stock owned by the principal stockholder. The transfer of shares by the principal shareholder has been accounted for as an advance from the principal stockholder.

7.       RELATED PARTY BALANCES AND TRANSACTIONS

         The balances with related parties are as follows:

                                                           2001                2002               2002
                                                            RMB                 RMB                US$
         Advances from related parties:
                  Stockholders                        4,844,393           6,742,139            813,580
                  PRC party                              28,685              28,685              3,461
                                                  ---------------     --------------     ---------------

                                                      4,873,078           6,770,824            817,041
                                                  ===============     ==============     ===============

         All balances with related parties are unsecured, interest-free and repayable on demand. During the years ended December 31, 2001 and 2002, the Company received advances from related parties of RMB2,108,628 and RMB3,797,202 respectively. In addition, the convertible loan as disclosed in note 6 was repaid by the principal stockholder, resulting in the Company owing an additional RMB 1,897,746 to related parties. The Company also repaid advances of RMB255,307 and RMB1,899,456 during the years ended December 31, 2001 and 2002 respectively.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

         The Company occupies office space in a building leased by an affiliate of the Company. Rent expenses for each of the years ended December 31, 2001 and 2002 were approximately RMB129,000 and RMB120,000 respectively.

8.       RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

         Following the introduction of the Mandatory Provident Fund legislation in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since December 1, 2000. Both the Group and its employees make monthly contributions to the fund at 5% of the employees' earnings as defined under Mandatory Provident Fund legislation. The contribution of the Group and the employees are subject to a cap of HK$1,000 per month and thereafter contributions are voluntary.

         As stipulated by the rules and regulations in the PRC, the PRC subsidiary is required to contribute to a state-sponsored social insurance plan for all of its employees at 11% of the basic salary of its employees. The state-sponsored retirement plan was responsible for the entire pension obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.

         During the year, the aggregate amount of the Group's employer contributions amounted to approximately RMB51,801 and RMB67,453 for the years ended December 31, 2001 and 2002 respectively.

9.       STOCK PLAN

         On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2002, no awards have been made under the Plan.

10.      RISK CONSIDERATIONS

         As majority of the Company's operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company's operations may be adversely affected by significant political, economic and social uncertainties in the PRC.

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


                                                 CHINAWE.COM INC.



                                                 By: /s/ Man Keung Wai
                                                     --------------------------
                                                         Man Keung Wai
                                                         Chairman of the Board

Date: May 29, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                                TITLE                                DATE
/s/ Man Keung Wai                  Chairman of the Board, Chief Executive Officer          May 29, 2003
-----------------                  and Director (Principal Executive Officer)
Man Keung Wa

/s/ Man Ying Ken Wai               Vice President of Marketing, Director                   May 29, 2003
--------------------
Man Ying Ken Wai

/s/ Vivian Wai Wa Chu              Chief Financial Officer, Secretary, and Director        May 29, 2003
---------------------              (Principal Financial Officer)
Vivian Wai Wa Chu

/s/ Barry Yiu                      Vice President and Director                             May 29, 2003
-------------
Barru Yiu

                                 CERTIFICATIONS

I, Man Keung Wai, certify that:

    1.   I have reviewed this annual report on Form 10-KSB of Chinawe.com Inc.:

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

             b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in any other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 29, 2003
      /s/ Man Keung Wai
      -----------------
      Chief Executive Officer

                                 CERTIFICATIONS

I, Vivian Wai Wa Chu, certify that:

    1.   I have reviewed this annual report on Form 10-KSB of Chinawe.com Inc.:

    2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

    3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

             a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by other within those entities, particularly during the period in which this annual report is being prepared;

             b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

             c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

             a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

             b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

    6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in any other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  May 29, 2003
       /s/ Vivian Wai Wa Chu
       ---------------------
       Chief Financial Officer

                                                                      EXHIBIT 21


                                  SUBSIDIARIES


Name of Company                                Place of Incorporation/Operation
---------------                                --------------------------------
Officeway Technology Limited                   British Virgin Islands
Welcon Info-Tech Limited                       Hong Kong
Guangzhou Welcon Information Limited           The Peoples Republic of China