Form 10QSB
period 2003-03-31
CHINAWE COM INC
filed 2003-05-30
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2003

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
           For the transition period from ____________ to ___________

                        Commission file number 000-26169


                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


            California                                   95-462728
  (State or other jurisdiction              (I.R.S. Employer Identification No.)
of incorporation or organization)

                                Chinawe.com Inc.
                            c/o Hartman & Craven LLP
                            Attn: Joel I. Frank, Esq.
                               488 Madison Avenue
                            New York, New York 10022
--------------------------------------------------------------------------------
                    (Address of principal executive offices)

                               c/o (212) 753-7500
--------------------------------------------------------------------------------
                           (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 1, 2003 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]     No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION
                                                                           Page No.
Item 1.  Financial Statements.

         Consolidated Balance Sheet as of March 31, 2003 (Unaudited)             3

         Consolidated Statements of Operations for the Three Months Ended        4
         March 31, 2003 and March 31, 2002 (Unaudited)

         Consolidated Statements of Shareholders' Deficit and Comprehensive      5
         Income (Loss) (Unaudited) for the Three Months
         Ended March 31, 2003

         Consolidated Statements of Cash Flows for the Three Months Ended        6
         March 31, 2003 and March 31, 2002 (Unaudited)

         Notes to Financial Statements                                           7

Item 2.  Management's Discussion and Analysis or Plan of Operation               9

Item 3.  Controls and Procedures                                                21

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                      22

SIGNATURES                                                                      23

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET
                                 MARCH 31, 2003
                                   (UNAUDITED)

                                                                                    ---------------   ------------
                                                               NOTE                         RMB           US$
                                                                                    ---------------   ------------
ASSETS
Current assets:
   Cash and cash equivalents                                                                 25,808          3,114
   Accounts receivable, net of allowance for
        doubtful  accounts of RMB11,176                                                      28,818          3,477
   Other current assets                                                                      62,293          7,517
                                                                                    ---------------   ------------

      Total current assets                                                                  116,919         14,108
                                                                                    ---------------   ------------

Property, plant and equipment, net                             4                            157,809         19,043
                                                                                    ---------------   ------------

TOTAL ASSETS                                                                                274,728         33,151
                                                                                    ===============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Customer deposits                                                                        232,357         28,039
   Accrued expenses and other current liabilities                                           895,480        108,057
   Current portion of long term debt                           5                             48,504          5,853
   Advances from related parties                               6                          7,246,374        874,415
                                                                                    ---------------   ------------

   Total current liabilities                                                              8,422,715      1,016,364
                                                                                    ---------------   ------------
Non-current liabilities
   Long term debt                                              5                             91,318         11,019
                                                                                    ---------------   ------------

   Total liabilities                                                                      8,514,033      1,027,383

Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
    authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
    authorized 100,000,000 shares; issued
    and outstanding 40,000,000 shares                                                       320,000         38,614
   Capital in excess of par                                                                (319,198)       (38,517)
   Accumulated deficit                                                                   (8,256,471)      (996,304)
   Accumulated other comprehensive income                                                    16,364          1,975
                                                                                    ---------------   ------------
   Total shareholders' deficit                                                           (8,239,305)      (994,232)
                                                                                    ----------------  -------------

   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                                   274,728         33,151
                                                                                    ===============   ============
See notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

                                 NOTE                  2003                                 2002
                                          ---------------------------      ------------------------------
                                               RMB               US$               RMB             US$
                                          -------------   -----------      ---------------   ------------
Subscription and service income                 130,027        15,690              183,792         21,953

Administrative and general
 expenses                                      (414,712)      (50,043)            (526,309)       (62,865)
                                          --------------   -----------     ---------------        -------

Loss from operations                           (284,685)      (34,353)            (342,517)       (40,912)

Other income                                         10             1                   14              2
                                          -------------   -----------      ---------------   ------------

Loss before income taxes                       (284,675)      (34,352)            (342,503)       (40,910)

Income taxes                        7                 -             -                    -              -
                                          -------------   -----------      ---------------   ------------

Net loss                                       (284,675)      (34,352)            (342,503)       (40,910)
                                          ==============  ============            ========        =======

Basic and diluted net
 loss per common stock                            0.007         0.001                0.008          0.001
                                          =============   ===========      ===============   ============

Weighted average shares
 outstanding                                 40,000,000    40,000,000           40,000,000     40,000,000
                                          =============   ===========           ==========     ==========













See notes to the financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                        THREE MONTHS ENDED MARCH 31, 2003
                                   (UNAUDITED)

                                                                                                Accumulated
                                       Common Stock                                             other            Total
                                       ------------           Capital in        Accumulated     comprehensive    Shareholders'
                                               Amount         excess of par     (deficit)       (loss)           (deficit)
                                Shares         RMB            RMB               RMB             RMB              RMB
                                ------------   ------------   ---------------   --------------- ---------------  --------------
Balances, January 01,
2003                            40,000,000         320,000         (319,198)       (7,971,796)          16,924     (7,954,070)

Comprehensive loss:
   Net loss for the three
   months ended March 31,
   2003                                  -               -                -          (284,675)               -       (284,675)
   Currency translation
   adjustments                           -               -                -                 -             (560)          (560)
                                ----------     -----------    -------------     -------------   --------------   ------------

   Total comprehensive loss                                                                                          (285,235)
                                                                                                                 ------------

Balances, March 31, 2003        40,000,000         320,000         (319,198)       (8,256,471)          16,364     (8,239,305)
                                ==========     ===========    =============     =============    =============   ============

Balances, March 31, 2003     US$                    38,614          (38,517)         (996,304)           1,975       (994,232)
                                               ===========    =============     =============    =============   ============





See notes to the financial statements.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)
                                    (NOTE 2)

                                                                        2003                                   2002
                                                          ---------------------------------    -------------------------------
                                                                RMB               US$               RMB                US$
                                                          --------------    ---------------    --------------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
   Net loss                                                     (284,675)      (34,352)            (342,503)       (40,910)

   Adjustments to reconcile net loss to net
    cash used in operating activities:
      Depreciation                                                37,256         4,496               10,331          1,234
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         Accounts receivable                                     (10,510)       (1,268)              (1,975)          (236)
         Other current assets                                          -             -               17,848          2,132
          Accounts payable                                             -             -              (19,776)        (2,362)
         Accrued expenses and other current liabilities         (198,268)      (23,925)               2,679            320
         Customer deposits received                                 (355)          (43)            (120,548)       (14,399)
                                                               ---------       -------            ---------        -------

NET CASH USED IN OPERATING ACTIVITIES                           (456,552)      (55,092)            (453,944)       (54,221)
                                                               ---------       -------            ---------        -------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of plant and equipment                                        -             -               (1,938)          (232)
                                                               ---------       -------            ---------        -------

NET CASH USED IN INVESTING ACTIVITIES                                  -             -               (1,938)          (232)
                                                               ---------       -------            ---------        -------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in advances from related parties (Note 6)            689,372        83,187              450,316         53,788
   Repayments to related parties (Note 6)                       (215,650)      (26,023)                   -              -
   Repayment of finance lease obligation                         (11,730)       (1,415)             (11,124)        (1,329)
                                                               ---------       -------            ---------        -------

NET CASH PROVIDED BY FINANCING ACTIVITIES                        461,992        55,749            439,192           52,459
                                                               ---------       -------            ---------        -------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                        5,440           657              (16,690)        (1,994)

CASH AND CASH EQUIVALENTS, BEGINNING                              18,953         2,287               38,859          4,642

EFFECT OF EXCHANGE RATE ON CASH                                    1,415           170                    -              -
                                                               ---------       -------            ---------        -------

CASH AND CASH EQUIVALENTS, ENDING                                 25,808         3,114               22,169          2,648
                                                               =========       =======            =========        =======






See notes to the financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

1.       The interim financial statements

         The accompanying financial statements, as of March 31, 2003 and for the three months ended March 31, 2003, have been prepared by Chinawe.com Inc. (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

         The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2003, results of operations and cash flows for the three months ended March 31, 2003, have been made. The results of operations for the three months ended March 31, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

2.       Translation of foreign currencies

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

         The translation of the financial statements of subsidiaries whose functional currencies are other than Renminbi, into Renminbi is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in stockholders' deficit separately as accumulated other comprehensive income or loss.

         Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the exchange rate of US$1.00 = RMB8.2871 as of March 31, 2003 and US$1.00 = RMB8.3721 as of March 31, 2002. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

3.       Risk considerations

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

4.       Stock Plan

         On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through March 31, 2003, no awards have been made under the Plan.

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

         Overview - Results of Operations

         Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB284,675 (US$34,352) during the three month period ended March 31, 2003. At the end of this period we had a stockholders' deficit of RMB8,239,305 (US$994,232) and a working capital deficit of RMB8,305,796 (US$1,002,256). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2003 and 2002 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, but does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the needed funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

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

         Three Months Ended March 31, 2003 compared to the Three Months Ended March 31, 2002

         Revenues. Subscription and service income for the three months ended March 31, 2003 was RMB130,027 as compared to subscription and service income of RMB183,792 for the three months ended March 31, 2002, a decrease of 29%. Other income for the three months ended March 31, 2003 was RMB10 as compared to other income of RMB14 for the three months ended March 31, 2002, a decrease of 28%.

         Expenses. Administrative and general expenses for the three months ended March 31, 2003, were RMB414,712 as compared to administrative and general expenses of RMB 526,309 for the three months ended March 31, 2002, a decrease of 21%.

         As a consequence of the foregoing, our loss for operations decreased from RMB342,517 for the three months ended March 31, 2002 to RMB284,685 for the three months ended March 31, 2003. Our net loss decreased from RMB342,503 for the three months ended March 31, 2002 to RMB284,675 for the three months ended March 31, 2003.

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

         The Company's financial statements for the three months ended March 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2003, the Company reported a net loss of RMB284,675 (US $34,352) and at March 31, 2003 has a stockholders' deficit and a working capital deficit of RMB8,239,305 (US $994,232) and RMB8,305,796 (US $1,002,256), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

         We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the three months March 31, 2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

         Recently Issued Accounting Pronouncements

         In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company had no derivative instruments outstanding at March 31, 2003 and the adoption of SFAS No. 149 has no impact on the Company's consolidated financial statements.

         In November 2002, the FASB issued Interpretation No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others" ("FIN 45"). The disclosure requirements of FIN 45 are effective for the Company's consolidated financial statements for the year ended December 31, 2002. For applicable guarantees issued after January 1, 2003, FIN 45 requires that a guarantor recognize a liability for the fair value of obligations undertaken in issuing guarantees. The Company does not expect that this standard will have any effect on its consolidated financial statements.

         In January 2003, the FASB issued Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46"), which requires the consolidation of variable interest entities, as defined. FIN 46 is applicable to financial statements to be issued after 2002; however, disclosures are required currently if any variable interest entities are expected to be combined. The Company currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on the Company's consolidated financial statements.

         Item 3.  Controls and Procedures.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  99.1     Certification of Chief Executive Officer.
                  99.2     Certification of Chief Financial Officer.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 30, 2003
                                        Chinawe.com Inc.
                                        ----------------------------------------
                                        (Registrant)


                                        By: /s/ Man Keung Wai
                                            ------------------------------------
                                            Man Keung Wai
                                            Chief Executive Officer (Principal
                                            Executive Officer)

                                        By: /s/ Vivian Chu
                                            ------------------------------------
                                            Vivian Chu
                                            Chief Financial Officer (Principal
                                            Financial Officer)

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

Date:  May 30, 2003

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

Date:  May 30, 2003

/s/  Vivian Chu
Vivian Chu
Chief Financial Officer