Form 10QSB
period 2003-06-30
CHINAWE COM INC
filed 2003-08-14
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003
                                                 -------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
             For the transition period from            to
                                            ----------     ------------

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 1, 2003 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                                   Page No.
Item 1.  Financial Statements.

         Consolidated Balance Sheet as of June 30, 2003 (Unaudited)                 3
         and December 31, 2002 (Audited)

         Consolidated Condensed Statements of Operations
         for the Three Months Ended June 30, 2003 and
         June 30, 2002 (Unaudited)                                                  4

         Consolidated Condensed Statements of Operations
         for the Six Months Ended June 30, 2003 and
         June 30, 2002 (Unaudited)                                                  5

         Consolidated Statements of Shareholders' Deficit and Comprehensive         6
         Income (Loss) for the Six Months Ended June 30, 2003 (Unaudited)

         Consolidated Statements of Cash Flows for the Six Months Ended             7
         June 30, 2003 and June 30, 2002 (Unaudited)

         Notes to Financial Statements                                              8

Item 2.  Management's Discussion and Analysis or Plan of Operation                 11

Item 3.  Controls and Procedures                                                   23

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                         24

SIGNATURES                                                                         25

PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.

                           CONSOLIDATED BALANCE SHEET
                                  JUNE 30, 2003

                                                                       JUNE 30, 2003           DECEMBER 31, 2002
                                                                        (Unaudited)                 (Audited)
                                                                 ------------------------   ------------------------
                                                                        RMB           US$          RMB           US$
                                                                 ----------    ----------   ----------      --------
ASSETS
Current assets:
    Cash and cash equivalents                                        20,608         2,487       18,953         2,287
    Accounts receivable, net of allowance of doubtful
     accounts of RMB11,176                                           33,336         4,022       18,299         2,208
    Other current assets                                             63,018         7,604       62,292         7,517
                                                                 ----------    ----------   ----------      --------
        Total current assets                                        116,962        14,113       99,544        12,012
                                                                 ----------    ----------   ----------      --------
Property, plant and equipment, net                                  120,553        14,547      195,052        23,537
                                                                 ----------    ----------   ----------      --------
TOTAL ASSETS                                                        237,515        28,660      294,596        35,549
                                                                 ==========    ==========   ==========      ========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Customer deposits                                               196,167        23,671      232,707        28,081
    Accrued expenses and others liabilities                         957,485       115,535    1,093,583       131,964
    Current portion of long term debt                                49,151         5,931       47,865         5,776
    Advances from related parties                                 7,469,248       901,277    6,770,824       817,041
                                                                 ----------    ----------   ----------      --------
        Total current liabilities                                 8,672,051     1,046,414    8,144,979       982,862
                                                                 ----------    ----------   ----------      --------
Non-current liabilities
    Long term debt                                                   78,785         9,507      103,687        12,512
                                                                 ----------    ----------   ----------      --------
        Total liabilities                                         8,750,836     1,055,921    8,248,666       995,374

Commitments and contingencies
Shareholders' deficit:
    Preferred stock, par value US$0.001 per shares,
     authorized 20,000,000 shares, none issued; Common
     stock, par value US$0.001 per share, authorized
     100,000,000 shares, issued and outstanding
     40,000,000 shares                                              320,000        38,613      320,000        38,615
    Capital in excess of par                                       (319,198)      (38,516)    (319,198)      (38,518)
    Accumulated deficit                                          (8,530,278)   (1,029,307)  (7,971,796)     (961,964)
    Accumulated other comprehensive loss                             16,155         1,949       16,924         2,042
                                                                 ----------    ----------   ----------      --------
        Total shareholders deficit                              (8,513,321)   (1,027,261)  (7,954,070)     (959,825)
                                                                 ----------    ----------   ----------      --------
TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                         237,515        28,660      294,596        35,549
                                                                 ==========    ==========   ==========      ========

See notes to the condensed consolidated financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                    THREE MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


                                                     2003                                     2002
                                        ------------------------------            ----------------------------
                                            RMB                 US$                  RMB                US$
                                        ----------          ----------            ----------        ----------
Operating revenues
Subscription and service income            119,031              14,363               146,592            17,510

Administrative and general expenses       (392,853)            (47,402)             (685,920)          (81,930)
                                        ----------          ----------            ----------        ----------

Loss from operations                      (273,822)            (33,039)             (539,328)          (64,420)

Other income                                    15                   2                    31                 3
                                        ----------          ----------            ----------        ----------

Net loss                                  (273,807)            (33,037)             (539,297)          (64,417)
                                        ==========          ==========            ==========        ==========
Basic and diluted net
loss per common stock                       (0.007)             (0.001)                (0.01)           (0.002)
                                        ==========          ==========            ==========        ==========
Weighted average shares
Outstanding                             40,000,000          40,000,000            40,000,000        40,000,000
                                        ==========          ==========            ==========        ==========





See notes to the condensed consolidated financial statements.

                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                      2003                                     2002
                                         ------------------------------            ----------------------------
                                             RMB                 US$                   RMB                US$
                                         ----------          ----------            ----------        ----------
Operating revenues
Subscription and service income             249,058              30,053               330,384            39,463

Administrative and general expenses        (807,565)            (97,445)           (1,212,229)         (144,795)
                                         ----------          ----------            ----------        ----------

Loss from operations                       (558,507)            (67,392)             (881,845)         (105,332)

Other income                                     25                   3                    45                 5
                                         ----------          ----------            ----------        ----------

Net loss                                   (558,482)            (67,389)             (881,800)         (105,327)
                                         ==========          ==========            ==========        ==========
Basic and diluted net
   loss per common stock                      (0.01)             (0.002)                (0.02)           (0.003)
                                         ==========          ==========            ==========        ==========
Weighted average shares
  Outstanding                            40,000,000          40,000,000            40,000,000        40,000,000
                                         ==========          ==========            ==========        ==========



See notes to the condensed consolidated financial statements.

              CONSOLIDATED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                         SIX MONTHS ENDED JUNE 30, 2003
                                   (UNAUDITED)


                                            Common stock                                           Accumulated
                                            ------------                                           other             Total
                                                                 Capital in        Accumulated     comprehensive     Shareholders'
                                                     Amount      excess of par     (deficit)       (loss)            (deficit)
                                     Shares          RMB         RMB               RMB             RMB               RMB
                                     ----------      -------     -------------     ----------      -------------     -------------
Balances, January 1, 2003            40,000,000      320,000       (319,198)       (7,971,796)         16,924        (7,954,070)

Comprehensive loss:
   Net loss for the six
   months ended June 30, 2003                 -            -              -          (558,482)              -          (558,482)

   Currency translation
   adjustments                                -            -              -                 -            (769)             (769)
                                     ----------      -------       --------        ----------          ------        ----------

   Total comprehensive loss                                                                                            (559,251)
                                                                                                                     ----------

Balances, June 30, 2003              40,000,000      320,000       (319,198)       (8,530,278)         16,155        (8,513,321)
                                     ==========      =======       ========        ==========          ======        ==========

Balances, June 30, 2003-US$                           38,613        (38,516)       (1,029,307)          1,949        (1,027,261)
                                                     =======       ========        ==========          ======        ==========





See notes to the condensed consolidated financial statements.

                                CHINAWE.COM INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

                                                                   2003                                   2002
                                                    -----------------------------------     ----------------------------------
                                                          RMB                 US$                 RMB                 US$
                                                    ---------------     ---------------     ---------------      -------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                               (558,482)            (67,389)            (881,800)          (105,327)

Adjustments to reconcile net loss to net cash
used in operating activities:
  Depreciation                                           74,511               8,991               53,488              6,389
  Changes in operating assets and liabilities:
  Accounts receivable                                   (15,028)             (1,813)                 (71)                (9)
  Other current assets                                     (725)                (87)              17,848              2,132
  Accounts payable                                            -                   -              (12,916)            (1,543)
  Accrued expenses and other current liabilities       (136,291)            (16,446)            (133,633)           (15,962)
  Customer deposits received                            (36,545)             (4,410)            (125,440)           (14,983)
                                                    ---------------     ---------------     ---------------      -------------
NET CASH USED IN OPERATING ACTIVITIES                  (672,560)            (81,154)          (1,082,524)          (129,303)
                                                    ---------------     ---------------     ---------------      -------------
CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of plant and equipment                               -                   -               (1,938)              (232)
                                                    ---------------     ---------------     ---------------      -------------
NET CASH USED IN INVESTING ACTIVITIES                         -                   -               (1,938)              (232)
                                                    ---------------     ---------------     ---------------      -------------
CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in advances from related parties             1,404,633             169,490            1,089,227            130,104
Repayments to related parties                          (708,127)            (85,446)                   -                  -
Repayment of long term debts                            (23,616)             (2,850)             (22,397)            (2,675)
                                                    ---------------     ---------------     ---------------      -------------
NET CASH PROVIDED BY FINANCING ACTIVITIES               672,890              81,194            1,066,830            127,429
                                                    ---------------     ---------------     ---------------      -------------
NET (DECREASE) INCREASE IN CASH AND CASH
EQUIVALENTS                                                 330                  40              (17,632)            (2,106)

CASH AND CASH EQUIVALENTS, BEGINNING                     18,953               2,287               38,859              4,642

EFFECT OF EXCHANGE RATE ON CASH                           1,325                 160                1,349                161
                                                    ---------------     ---------------     ---------------      -------------
CASH AND CASH EQUIVALENTS, ENDING                        20,608               2,487               22,576              2,697
                                                    ===============     ===============     ===============      =============






See notes to the condensed consolidated financial statements.

                        NOTES TO THE FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


1.     Nature of business

       The condensed consolidated financial statements include the accounts of Chinawe.com Inc. and the following subsidiaries:

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


2.     The interim financial statements

       The accompanying financial statements, as of June 30, 2003 and for the six months ended June 30, 2003, have been prepared by Chinawe.com Inc (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

       The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

       In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of June 30, 2003, results of operations and cash flows for the six months ended June 30, 2003, have been made. The results of operations for the six months ended June 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

3.     Translation of foreign currencies

       The Company considers Renminbi as its functional currency as a substantial portion of the Company's business activities are based in Renminbi.

       Transactions in currencies other than functional currencies during the year are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the consolidated statement of operations.

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

       Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the Exchange Rate of US$1.00 = RMB8.2874 as of June 30, 2003 and US$1.00 = RMB8.372 as of
       June 30, 2002. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

4.     Risk considerations

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

5.     Stock Plan

       On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through June 30, 2003, no awards have been made under the Plan.

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

Overview - Results of Operations

Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB558,482 (US$67,389) during the six month period ended June 30, 2003. At the end of this period we had a stockholders' deficit of RMB8,513,321 (US$1,027,261) and a working capital deficit of RMB8,555,089 (US$1,032,301). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2003 and 2002 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, but does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the needed funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

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

Three Months Ended June 30, 2003 compared to the Three Months Ended June 30,
2002

Revenues. Subscription and service income for the three months ended June 30, 2003 was RMB119,031 as compared to subscription and service income of RMB146,592 for the three months ended June 30, 2002, a decrease of 19%. The decrease in revenues is attributable to the downturn in the economy as a result of the SARS outbreak, giving rise to lower usage of the Company's services. Other income for the three months ended June 30, 2003 was RMB15 as compared to other income of RMB31 for the three months ended June 30, 2002, a decrease of 52%.

Expenses. Administrative and general expenses for the three months ended June 30, 2003, were RMB392,853 as compared to administrative and general expenses of RMB 685,920 for the three months ended June 30, 2002, a decrease of 43%. The decrease is due to cost reduction measures implemented by the Company in light of decreased revenues.

As a consequence of the foregoing, our loss from operations decreased from RMB539,328 for the three months ended June 30, 2002 to RMB273,822 for the three months ended June 30, 2003. Our net loss decreased from RMB539,297 for the three months ended June 30, 2002 to RMB273,807 for the three months ended June 30, 2003.

Six Months Ending June 30, 2003 compared to the Six Months Ending June 30, 2002

Revenues. Membership fee income for the six months ending June 30, 2003 was RMB249,058 as compared to membership fee income of RMB330,384 for the six months ending June 30, 2002, a decrease of 25%. The decrease in revenues is attributable to the downturn in the economy as a result of the SARS outbreak, giving rise to lower usage of the Company's services. Other income for the six months ending June 30, 2003 was RMB25 as compared to other income of RMB45 for the six months ending June 31, 2002, a decrease of 44%.

Expenses. Administrative and general expenses for the six months ending June 30, 2003 were RMB807,565 as compared to administrative and general expenses of RMB1,212,229 for the three months ending June 30, 2002, a decrease of 33%. The decrease is due to cost reduction measures implemented by the Company in light of decreased revenues.

As a consequence of the foregoing, our loss from operations decreased from RMB881,845 for the six months ending June 30, 2002 to RMB558,507 for the six months ending June 30, 2003. Our net loss decreased from RMB881,800 for the six months ending June 30, 2001 to RMB558,482 for the six months ending June 30, 2002.

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

The Group's financial statements for the six months ended June 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2003, the Group reported a net loss of RMB558,482 (US $67,389) and at June 30, 2003 has a stockholders' deficit and a working capital deficit of RMB8,513,321 (US $1,027,261) and RMB8,555,089 (US $1,032,301), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the three months June 30, 2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

Recently Issued Accounting Pronouncements

In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company had no financial instruments outstanding and the adoption of SFAS No. 150 has no impact on the Company's consolidated financial statement.

In April 2003, the FASB issued SFAS No. 149 Amendment of Statement 133 on Derivative Instruments and Hedging Activities. The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company had no derivative instruments outstanding at June 30, 2003 and the adoption of SFAS No. 149 has no impact on the Company's consolidated financial statements.

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

                           PART II - OTHER INFORMATION


ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

       (a)   Exhibits.

             31.1     Rule 13a-14(a)/15d-14(a) Certification
             31.2     Rule 13a-14(a)/15d-14(a) Certification
             32.1     Section 1350 Certification of Chief Executive Officer
             32.2     Section 1350 Certification of Chief Financial Officer

       (b)   Reports on Form 8-K.

             No reports on Form 8-K were filed during the quarter ended June 30, 2003.

                                   SIGNATURES

       In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: August 14, 2003
                                                   Chinawe.com Inc.
                                                   ----------------
                                                      (Registrant)


                                               By: /s/ Man Keung Wai
                                                   -----------------
                                                   Man Keung Wai
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                               By: /s/ Vivian Chu
                                                   --------------
                                                   Vivian Chu
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)