Form 10QSB
period 2003-09-30
CHINAWE COM INC
filed 2003-11-12
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003


[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                For the transition period from         to
                                               -------    ------

                        Commission file number 000-26169


                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


                   California                                  95-462728
----------------------------------------------                 ---------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                           Identification No.)

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

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 1, 2003 was 40,000,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet
         as of September 30, 2003 (Unaudited) and
         December 31, 2002 (Audited)                                       3

         Consolidated Condensed Statements of Operations
         for the Three Months Ended September 30, 2003 and
         September 30, 2002 (Unaudited)                                    4

         Consolidated Condensed Statements of Operations
         for the Nine Months Ended September 30, 2003 and
         September 30, 2002 (Unaudited)                                    5

         Consolidated Condensed Statement of
         Shareholders' Deficit and Comprehensive Income (Loss)
         for the Nine Months Ended September 30, 2003 (Unaudited)          6

         Consolidated Condensed Statements of Cash Flows
         for the Nine Months Ended September 30, 2003 and
         September 30, 2002 (Unaudited)                                    7

         Notes to Consolidated Condensed Financial Statements              8

Item 2.  Management's Discussion and Analysis or Plan of Operation        12

Item 3.  Controls and Procedures                                          24

PART II - OTHER INFORMATION

Item 6.   Exhibits and Reports on Form 8-K                                25

SIGNATURES                                                                26

PART I - FINANCIAL INFORMATION
ITEM 1.  FINANCIAL STATEMENTS.

                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2003

                                                                          SEPTEMBER 30, 2003         DECEMBER 31, 2002
                                                                             (Unaudited)                 (Audited)
                                                                       -------------------------   ------------------------
                                                                Note        RMB           US$          RMB           US$
                                                                       ------------   ----------   -----------    ---------
ASSETS
Current assets:
    Cash and cash equivalents                                             339,524        40,971       18,953         2,287
    Accounts receivable, net of allowance for doubtful
     accounts of RMB11,176                                                 21,072         2,543       18,299         2,208
    Other current assets                                                   62,778         7,575       62,292         7,517
                                                                       ------------   ----------   -----------    ---------

        Total current assets                                              423,374        51,089       99,544        12,012
                                                                       ------------   ----------   -----------    ---------

Property, plant and equipment, net                                        100,319        12,106      195,052        23,537
                                                                       ------------   ----------   -----------    ---------

TOTAL ASSETS                                                              523,693        63,195      294,596        35,549
                                                                       ============   ==========   ===========    =========


LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
    Customer deposits                                                     196,143        23,669      232,707        28,081
    Accrued expenses and other liabilities                       5      1,765,055       212,991    1,093,583       131,964
    Current portion of long term debt                                      49,806         6,010       47,865         5,776
    Advances from related parties                                6      7,510,999       906,358    6,770,824       817,041
                                                                       ------------   ----------   -----------    ---------

        Total current liabilities                                       9,522,003     1,149,028    8,144,979       982,862
                                                                       ------------   ----------   -----------    ---------


Non-current liabilities
    Long term debt                                                         66,085         7,975      103,687        12,512
                                                                       ------------   ----------   -----------    ---------

Total liabilities                                                       9,588,088     1,157,003    8,248,666       995,374
                                                                       ------------   ----------   -----------    ---------


Commitments and contingencies
Shareholders' deficit:
    Preferred stock, par value US$0.001 per share, authorized
     20,000,000 shares, none issued;
    Common stock, par value US$0.001 per share, authorized
     100,000,000 shares; issued and outstanding 40,000,000
     shares                                                               320,000        38,615      320,000        38,615
    Capital in excess of par                                             (319,198)      (38,518)    (319,198)      (38,518)
    Accumulated deficit                                                (9,075,446)   (1,095,142)  (7,971,796)     (961,964)
    Accumulated other comprehensive income                                 10,249         1,237       16,924         2,042
                                                                       ------------   ----------   -----------    ---------

        Total shareholders' deficit                                    (9,064,395)   (1,093,808)  (7,954,070)     (959,825)
                                                                       ------------   ----------   -----------    ---------

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT                               523,693        63,195      294,596        35,549
                                                                       ============   ==========   ===========    =========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                 THREE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                          2003                                   2002
                                           -----------------------------------     ---------------------------------
                                                   RMB               US$                  RMB                US$
                                           ---------------    ----------------     --------------     --------------
Operating revenues
Subscription and service income                   95,246            11,494              133,570             15,954

Administrative and general expenses             (532,648)          (64,279)            (512,540)           (61,221)
                                           ---------------    ----------------     --------------     --------------

Loss from operations                            (437,402)          (52,785)            (378,970)           (45,267)

Interest expense to a director                  (107,783)          (13,006)                   -                  -

Other income                                          17                 2                   21                  3
                                           ---------------    ----------------     --------------     --------------

Net loss                                        (545,168)          (65,789)            (378,949)           (45,264)
                                           ===============    ================     ==============     ==============

Basic and diluted net
loss per share                                    (0.014)             (0.002)            (0.009)           (0.001)
                                           ===============    ================     ==============     ==============

Weighted average shares
outstanding                                   40,000,000        40,000,000           40,000,000         40,000,000
                                           ===============    ================     ==============     ==============


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                           2003                                  2002
                                            -----------------------------------    ----------------------------------
                                                   RMB                 US$                RMB                US$
                                            ---------------     ---------------    ---------------    ---------------
Operating revenues
Subscription and service income                   344,304              41,547            463,954             55,417

Administrative and general expenses            (1,340,213)           (161,724)        (1,724,769)          (206,016)
                                            ---------------     ---------------    ---------------    ---------------

Loss from operations                             (995,909)           (120,177)        (1,260,815)          (150,599)

Interest expense to a director                   (107,783)            (13,006)                 -                  -

Other income                                           42                   5                 66                  8
                                            ---------------     ---------------    ---------------    ---------------

Net loss                                       (1,103,650)           (133,178)        (1,260,749)          (150,591)
                                            ===============     ===============    ===============    ===============

Basic and diluted net
  loss per share                                    (0.03)             (0.003)             (0.03)            (0.004)
                                            ===============     ===============    ===============    ===============

Weighted average shares
  outstanding                                  40,000,000          40,000,000         40,000,000         40,000,000
                                            ===============     ===============    ===============    ===============



See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
          CONSOLIDATED CONDENSED STATEMENT OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                      NINE MONTHS ENDED SEPTEMBER 30, 2003
                                   (UNAUDITED)

                                                                                                    Accumulated
                                       Common stock                                                       other             Total
                                ---------------------------      Capital in        Accumulated    comprehensive     shareholders'
                                                   Amount     excess of par            deficit    income (loss)         (deficit)
                                     Shares           RMB               RMB                RMB              RMB               RMB
                                ------------   ------------   ---------------   ---------------   ---------------   --------------
Balances, January 1, 2003        40,000,000       320,000          (319,198)        (7,971,796)          16,924        (7,954,070)

Comprehensive loss:
  Net loss for the nine months
    ended September 30, 2003              -             -                 -         (1,103,650)               -        (1,103,650)
  Currency translation
    adjustments                           -             -                 -                  -           (6,675)           (6,675)
                                ------------   ------------   ---------------   ---------------   ---------------   --------------

  Total comprehensive loss                                                                                             (1,110,325)
                                                                                                                    --------------

Balances, September 30, 2003     40,000,000       320,000          (319,198)        (9,075,446)          10,249        (9,064,395)
                                ============   ============   ===============   ===============   ===============   ==============

Balances, September 30, 2003
    - US$                                          38,615           (38,518)        (1,095,142)           1,237        (1,093,808)
                                               ============   ===============   ===============   ===============   ==============





See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

                                                           2003                                   2002
                                            -----------------------------------    -----------------------------------
                                                 RMB                 US$                RMB                 US$
                                            ---------------     ---------------    ---------------     ---------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                      (1,103,650)           (133,178)        (1,260,749)           (150,591)

Adjustments to reconcile net loss to
   net cash used in operating activities:
   Depreciation                                  104,019              12,552             80,232               9,583
   Interest expense to a director                107,783              13,006                  -                   -
   Changes in operating assets and liabilities:
   Accounts receivable                            (2,674)               (323)            (4,733)               (565)
   Other current assets                             (475)                (57)            14,549               1,738
   Accounts payable                                    -                   -            (13,063)             (1,560)
   Accrued expenses and other current
     liabilities                                (400,058)            (48,275)          (299,524)            (35,777)
   Customer deposits received                    (36,630)             (4,420)          (118,194)            (14,118)
                                            ---------------     ---------------    ---------------     ---------------

NET CASH USED IN OPERATING ACTIVITIES         (1,331,685)           (160,695)        (1,601,482)           (191,290)
                                            ---------------     ---------------    ---------------     ---------------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of plant and equipment                   (9,145)             (1,104)            (1,938)               (232)
                                            ---------------     ---------------    ---------------     ---------------

NET CASH USED IN INVESTING ACTIVITIES             (9,145)             (1,104)            (1,938)               (232)
                                            ---------------     ---------------    ---------------     ---------------

CASH FLOWS FROM FINANCING ACTIVITIES:
Increase in bank overdraft                             -                   -             21,353               2,551
Advances from related parties                  1,790,495             216,061          1,592,955             190,272
Repayment made to related parties             (2,165,955)           (261,368)                 -                   -
Loan from a third party                        1,069,600             129,069                  -                   -
Loan from a director                           1,283,520             154,884                  -                   -
Repayment made to a director                    (297,566)            (35,908)
Repayment of long term debt                      (35,661)             (4,303)           (33,820)             (4,040)
                                            ---------------     ---------------    ---------------     ---------------

NET CASH PROVIDED BY FINANCING ACTIVITIES      1,644,433             198,435          1,580,488             188,783
                                            ---------------     ---------------    ---------------     ---------------
NET (DECREASE) INCREASE IN
CASH AND CASH EQUIVALENTS                        303,603              36,636            (22,932)             (2,739)

CASH AND CASH EQUIVALENTS, BEGINNING              18,953               2,287             38,859               4,642

EFFECT OF EXCHANGE RATE ON CASH                   16,968               2,048              2,305                 275
                                            ---------------     ---------------    ---------------     ---------------

CASH AND CASH EQUIVALENTS, ENDING                339,524              40,971             18,232               2,178
                                            ===============     ===============    ===============     ===============


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

1.       Nature of business

         The condensed consolidated financial statements include the accounts of Chinawe.com Inc. and the following subsidiaries:

         Officeway Technology Limited ("Officeway"); incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Welcon Info-Tech Limited.

         Welcon Info-Tech Limited ("WIT(HK)"); incorporated in Hong Kong in June 1997. WIT(HK) provides subscriber services for the production of website image and business-to-business e-marketplace for small to medium size businesses.

         Guangzhou Welcon Information Limited ("GWI"); a joint venture formed in March 2000. WIT(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign, co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture agreement required WIT(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to WIT(HK).

2.       The interim financial statements

         The accompanying financial statements, as of September 30, 2003 and for the nine months ended September 30, 2003, have been prepared by Chinawe.com Inc. (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted pursuant to such rules and regulations. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2002.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


2.       The interim financial statements (Continued)

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of September 30, 2003, results of operations and cash flows for the nine months ended September 30, 2003, have been made. The results of operations for the nine months ended September 30, 2003 and 2002 are not necessarily indicative of the operating results for the full year.

3.       Going concern considerations

         Details of concerns about the Company's ability to continue as a going concern are set out in Item 2 of this Form 10-QSB under the heading "Liquidity and Capital Resources".

4.       Translation of foreign currencies

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

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


4.       Translation of foreign currencies (Continued)

         Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the exchange rate of US$1.00 = RMB8.287 as of September 30, 2003, US$1.00 = RMB8.287
         as of December 31, 2002 and US$1.00 = RMB8.372 as of September 30, 2002. No representation is made that the Renminbi amounts could have been, or could be, converted into US$ at those rates or at any other rates.

5.       Accrued expenses and other liabilities

         Included in accrued and other liabilities as at September 30, 2003 is a loan from a third party amounting to RMB1,069,000 (US$129,069). The loan is unsecured and interest-free. The Company is currently finalizing the terms of its settlement, which is expected to be settled by issuing 3,800,000 shares of common stock of the Company within one year.

6.       Advances from related parties

         The balances with related parties are as follows:

                                                            At September 30, 2003          At December 31, 2002
                                                                 (Unaudited)                    (Audited)
                                                                 RMB             US$           RMB            US$
                                                        ---------------- ------------- -------------  --------------
         Advances from related parties:
             Stockholders                                    6,388,577         770,915     6,742,139        813,580
             PRC party                                          28,685           3,461        28,685          3,461
                                                        ---------------- ------------- -------------  --------------

             (Note a)                                        6,417,262         774,376     6,770,824        817,041
                                                        ---------------- ------------- -------------  --------------

         Due to a director:
             Loan                                              985,954         118,976
             Interest payable                                  107,783          13,006             -              -
                                                        ---------------- ------------- -------------  --------------

             (Note b)                                        1,093,737         131,982             -              -
                                                        ---------------- ------------- -------------  --------------

         Total balance                                       7,510,999         906,358     6,770,824        817,041
                                                        ================ ============= =============  ==============

         Note:

         (a) The amounts due are unsecured, interest-free and repayable on demand.

         (b) The amount due is unsecured, interest-bearing and repayable within one year. The total interest payable is RMB280,235. As at September 30, 2003, the Company has accrued for interest of RMB107,783 in the aggregate.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)


7.       Risk considerations

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

8.       Stock Plan

         On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through September 30, 2003, no awards have been granted under the Plan.

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

         Overview - Results of Operations

         Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB1,103,650 (US$133,178) during the nine- month period ended September 30, 2003. At the end of this period we had a stockholders' deficit of RMB9,064,395 (US$1,093,808) and a working capital deficit of RMB9,098,629 (US$1,097,939). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2002 and 2001 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section, but do not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the needed funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

         Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We will encounter competition from a variety of firms selling Internet services in our market area. Many of these firms have long-standing customer relationships and are well-staffed and well financed. The Company believes that competition in the Internet industry is based on competitive pricing, although the ability, reputation and support of a marketing network is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

         Three Months Ended September 30, 2003 compared to the Three Months Ended September 30, 2002

         Revenues. Subscription and service income for the three months ended September 30, 2003 was RMB95,246 as compared to subscription and service income of RMB133,570 for the three months ended September 30, 2002, a decrease of 29%. Other income for the three months ended September 30, 2003 was RMB17 as compared to other income of RMB21 for the three months ended September 30, 2002, a decrease of 19%.

         Expenses. Administrative and general expenses for the three months ended September 30, 2003 were RMB532,648 as compared to administrative and general expenses of RMB512,540 for the three months ended September 30, 2002, an increase of 4%. During this quarter, as a result of a new loan advanced to the Company by a director, the Company has incurred interest expense of RMB107,783 (US$13,006) payable to a director.

         As a consequence of the foregoing, our loss from operations increased from RMB378,970 for the three months ended September 30, 2002 to RMB437,402 for the three months ended September 30, 2003. Our net loss increased from RMB378,949 for the three months ended September 30, 2002 to RMB545,168 for the three months ended September 30, 2003.

         Nine Months Ended September 30, 2003 compared to the Nine Months Ended September 30, 2002

         Revenues. Subscription and service income for the nine months ended September 30, 2003 was RMB344,304 as compared to subscription and service income of RMB463,954 for the nine months ended September 30, 2002, a decrease of 26%. Other income for the nine months ended September 30, 2003 was RMB42 as compared to other income of RMB66 for the nine months ended September 30, 2002, a decrease of 36%.

         Expenses. Administrative and general expenses for the nine months ended September 30, 2003 were RMB1,340,213 as compared to administrative and general expenses of RMB1,724,769 for the nine months ended September 30, 2002, a decrease of 22%. During the nine-month period ended September 30, 2003, as a result of a new loan advanced to the Company by a director, the Company has incurred interest expense of RMB107,783 (US$13,006) payable to a director.

         As a consequence of the foregoing, our loss from operations decreased from RMB1,260,815 for the nine months ended September 30, 2002 to RMB995,909 for the nine months ended September 30, 2003. Our net loss decreased from RMB1,260,749 for the nine months ended September 30, 2002 to RMB1,103,650 for the nine months ended September 30, 2003.

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

         Liquidity and Capital Resources

         The Company's financial statements for the nine months ended September 30, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2003, the Company reported a net loss of RMB1,103,650 (US$133,178) and at September 30, 2003 has a
         stockholders' deficit and a working capital deficit of RMB9,064,395 (US$1,093,808) and RMB9,098,629 (US$1,097,939), respectively. The
         Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

         Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next six months. It is anticipated that with the further expansion of operations we will incur negative cash flows, therefore requiring us to seek additional financing to support the growth in operations, both on a short term and long term basis. In addition to the Great Wall agreement, we expect to acquire or invest in other businesses, products, services and technologies that complement or augment the Company's service offerings and customer base. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. In addition, there may be the requirement to amortize significant amounts of goodwill and other intangible assets in connection with future acquisitions, which would materially increase the Company's operating expenses. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses.

         Quantitative And Qualitative Disclosures About Market Risk

         We are not exposed to a material level of market risks due to changes in interest rates. We do not maintain a portfolio of interest-sensitive debt instruments.

         We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the three months ended September 30, 2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

         Recently Issued Accounting Pronouncements

         In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS148). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed. The statement is not expected to have a material impact on the Company as there is no stock-based compensation granted.

         In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Group currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

         In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company had no derivative instruments outstanding and the adoption of SFAS No. 149 has no impact on the Company's consolidated financial statement.

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

                           PART II - OTHER INFORMATION



ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.

         (a)      Exhibits.

                  31.1   Rule 13a-14(a)/15d-14(a) Certification
                  31.2   Rule 13a-14(a)/15d-14(a) Certification
                  32.1   Section 1350 Certification of Chief Executive Officer.
                  32.2   Section 1350 Certification of Chief Financial Officer.

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended September 30, 2003.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: November 12, 2003
                                                      Chinawe.com Inc.
                                                      ----------------
                                                        (Registrant)


                                                 By: /s/ Man Keung Wai
                                                     -------------------------
                                                     Man Keung Wai
                                                     Chief Executive Officer

                                                 By: /s/ Vivian Chu
                                                     -------------------------
                                                     Vivian Chu
                                                     Chief Financial Officer