Form 10KSB
period 2003-12-31
CHINAWE COM INC
filed 2004-04-14
CIK 1043222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2003

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 000-29169

                                Chinawe.com Inc.
                 ---------------------------------------------
                 (Name of small business issuer in its charter)

              California                                       95-4627285
   -------------------------------                        -------------------
   (State or other jurisdiction of                         (I.R.S. Employer
    incorporation or organization)                        Identification No.)

            488 Madison Avenue, New York, New York         10022
           --------------------------------------------------------
           (Address of principal executive offices)      (Zip Code)

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


     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB [X]

     The issuer's revenues for the fiscal year ended December 31, 2003 were RMB421,970 (US$50,921).

     The aggregate market value of the voting common equity held by nonaffiliates (computed by reference to the closing price of such common equity) on April 12, 2003 was approximately $1,615,131.90.

     The number of shares of common stock, par value $.001 per share, outstanding as of April 1, 2003 was 43,800,000 shares.


                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

     Transitional Small Business Disclosure Format

             Yes [ ]       No [X]

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

     The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of RMB1,851,771 (US $223,463) and at December 31, 2003 has a stockholders' deficit and a working capital deficit of RMB9,821,751 (US $1,185,243) and RMB9,824,761 (US $1,185,606), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

     (2) The Company is currently negotiating with a financial services company to act as a service provider for such financial services company and provide services relating to the management of a pool of non-performing loans ("NLP") in the PRC. Management believes that engaging in this business will bring a new source of revenue to the Company in the foreseeable future which is expected to allow the Company to erase doubts as to its operating as a going concern.

          The Company is also currently evaluating its involvement in a series of NPL transactions and the Company will focus on the NPL business as its core business. Management believes that the new role as a service provider will provide the Company with a higher profit potential and high growth potential in an industry that currently has relatively few competitors.

     (3) Upon entering into a servicing agreement as mentioned in Section (2) above, the Company expects to issue an aggregate of five to ten million shares of Common Stock to various finders as compensation for their efforts and contributions in connection with the deal.

     (4) During the year, Charter One Investments Limited ("Charter One"), a company controlled by a director, advanced HK$1,000,000 (RMB1,067,300) to the Company (the "Loan") for working capital of the Company. On December 15, 2003, Charter One and the Company entered into a Memorandum of Understanding whereby Charter One agreed to convert the Loan into 3,800,000 shares of Common Stock of the Company. The Company issued the shares in reliance on the 4(2) exemption under the Securities Act of 1933, as amended.

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

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the quarter ended December 31, 2003.

                                     Part II

Item 5. Market for Common Equity and Related Stockholder Matters.

     Market Information:

     (a) Trading in the Company's shares of Common Stock presently takes place on the OTC Bulletin Board under the symbol "CHWE".

     The following table sets forth the range of high and low bids for our Common Stock for the two most recent fiscal years:

                                                     High        Low
                                                     ----        ---
2003
----
January 1, 2003 - March 31, 2003                     .12         .02
April 1, 2003 - June 30, 2003                        .07         .03
July 1, 2003 - September 30, 2003                    .30         .04
October 1, 2003 - December 31, 2003                  .18         .08

2002
----
January 1, 2002 - March 31, 2002                     .09         .03
April 1, 2002 - June 30, 2002                        .10         .03
July 1, 2002 - September 30, 2002                    .095        .04
October 1, 2002 - December 31, 2002                  .06         .02

     The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

     On April 12, 2004, our shares of common stock were quoted at $.09 per share.

     (b) The number of holders of our Common Stock was approximately 115 on December 31, 2003, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview - Results of Operations

     Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB1,851,771 (US $223,463) during the year ended December 31, 2003. At the end of this period we had a stockholders' deficit of RMB9,821,751 (US $1,185,243) and a working capital deficit of RMB9,824,761 (US $1,185,606). The Independent's Auditors Report on the Company's financial statements as of and for the years ended December 31, 2003 and 2001 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section and in our financial statements, and this material does not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the funds and there are no guarantees that we will not require to raise further capital for operations and expansion in the near future.

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

Year ending December 31, 2003 compared to the year ending December 31, 2002.

Revenues. Subscription and service income for the year ending December 31, 2003 was RMB421,970 as compared to subscription and service income of RMB582,827 for the year ending December 31, 2002, a decrease of 28%. Other income for the year ending December 31, 2003 was RMB56 as compared to other income of RMB78 for the year ending December 31, 2002, a decrease of 28%.

Expenses. Administrative and general expenses for the year ending December 31, 2003 were RMB2,094,821 as compared to administrative and general expenses of RMB2,200,242 for the year ending December 31, 2002, a decrease of 5%. Loan interest for the year ending December 31, 2003 was RMB178,976, as compared to loan interest of RMB9,364 for the year ending December 31, 2002, an increase of 1,811%, mainly due to the interest payable for a loan from a director in 2003.

As a consequence of the foregoing, our loss from operations increased from RMB1,617,415 for the year ending December 31, 2002 to RMB1,672,851 for the year ending December 31, 2003. Our net loss increased from RMB1,626,701 for the year ending December 31, 2002 to RMB1,851,771 for the year ending December 31, 2003.

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

Expenses. Administrative and general expenses for the year ending December 31, 2002 were RMB2,200,242 as compared to administrative and general expenses of RMB7,351,710 for the year ending December 31, 2001, a decrease of 70%.

As a consequence of the foregoing, our loss from operations decreased from RMB5,031,564 for the year ending December 31, 2001 to RMB1,617,415 for the year ending December 31, 2002. Our net loss decreased from RMB5,017,805 for the year ending December 31, 2001 to RMB1,626,701 for the year ending December 31, 2002.

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

Liquidity and Capital Resources

     On March 15, 2001, Neo Modern Entertainment Corp. ("Neo Modern") completed a merger with Chinawe, a privately-held company incorporated in the State of Delaware, pursuant to an Agreement and Plan of Merger dated October 17, 2000 (the "Merger Agreement"). In conjunction with the terms of the Merger Agreement, Neo Modern changed its name to Chinawe.com Inc. and each outstanding share of Chinawe common stock was converted into 2,876.4565 shares of Neo Modern common stock. All share and per share amounts reflect the conversion.

     The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of RMB1,851,771 (US $223,463) and at December 31, 2003 has a stockholders' deficit and a working capital deficit of

RMB9,821,751 (US $1,185,243) and RMB9,824,761 (US $1,185,606), respectively. The
Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

     (1) In June 2001, the Company signed an agreement with Great Wall, a PRC government-controlled financial company. Under the agreement, which has a five-year term with options to renew, the Company is to help Great Wall dispose of the Assets using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has decided to enter into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

     (2) The Company is currently negotiating with a financial services company to act as a service provider for such financial services company and provide services relating to the management of a pool of NLPs in the PRC. Management believes that engaging in this business will bring a new source of revenue to the Company in the foreseeable future which is expected to allow the Company to erase doubts as to its operating as a going concern.

          The Company is also currently evaluating its involvement in a series of NPL transactions and the Company will focus on the NPL business as its core business. Management believes that the new role as a service provider will provide the Company with a higher profit potential and high growth potential in an industry that currently has relatively few competitors.

     (3) Upon entering into a servicing agreement as mentioned in Section (2) above, the Company expects to issue an aggregate of five to ten million shares of Common Stock to various finders as compensation for their efforts and contributions in connection with the deal.

     (4) During the year, Charter One, a company controlled by a director, advanced the Loan for working capital of the Company. On December 15, 2003, Charter One and the Company entered into a Memorandum of Understanding whereby Charter One agreed to convert the Loan into 3,800,000 shares of Common Stock of the Company.

Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next six months. However, if the Company enters into a servicing agreement with the financial services company, as described above, within the coming months, the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. We currently are engaged in discussions with a number of companies regarding strategic acquisitions or investments. Although these discussions are ongoing, no definitive agreements have been signed and there can be no assurance that any of these discussions will result in actual acquisitions. In addition, we may seek to raise funds for any possible acquisitions or investments by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services, in response to competitive pressures or to acquire technologies or complimentary products or businesses.

Quantitative And Qualitative Disclosures About Market Risk

We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal years ended December 31, 2003 and December 31, 2002, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

Off-Balance Sheet Arrangements

         The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

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

     Recently Issued Accounting Pronouncements

     There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

Item 7. Financial Statements.

     The financial statements require by this Item are set forth at pages indicated in Item 13 following page 20 of this Report.

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

     On March 7, 2003, the Company engaged the accounting firm of Moores Rowland Mazars as the principal accountant to audit the Company's financial statements for the current fiscal year.

Item 8A. Controls and Procedures.

     Not applicable.

                                    Part III

Item 9. Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Management

     The following sets forth information regarding our executive officers, directors and other key employees:

Name                               Nationality    Age     Title
----                               -----------    ---     -----
Mr. Wai, Man Keung                 Hong Kong       44     Chief Executive Officer,
                                                          Chairman of the Board
                                                          and President
Mr. Wai, Man Ying Ken              Canadian        39     Vice President, Director
Mr. Yiu, Barry                     Chinese         40     Vice President, Director
Ms. Chu,Vivian Wai Wa              Australian      34     Chief Financial Officer,
                                                          Secretary and Director
Mr. Lee, Conway Kong Wai           Australian      49     Non-executive Director

     The following is a brief account of the business experience for the last two years for the above mentioned individuals.

Mr. Wai, Man Keung is the founder of our Company and has been the Chairman, CEO & President of our Company since its incorporation. He is responsible for our overall strategic planning and development. Mr. Wai has over 15 years of entrepreneur experience in business development and administration. Prior to founding Welcon Info-Tech in 1997, Mr. Wai was engaged in the property development and construction industry for over 15 years. Under his leadership and management, the Group has grown and expanded quickly in Hong Kong and China. To seize the great opportunities in the booming IT market in China and Hong Kong, Mr. Wai established Welcon Info-Tech Limited in Hong Kong in 1997. Mr. Wai is the brother of Ken Wai and Vivian Chu.

Mr. Wai, Man Ying Ken is the co-founder and Vice President of our Company since its incorporation. Prior to his current position, Mr. Wai was a board director and marketing of a Hong Kong-based company specializing in property development and construction since 1995. Under his directorship, the company has enjoyed consistent and rapid sales growth over the years. Mr. Wai is specialized in marketing and sales management. In 1997, he co-founded Welcon Info-Tech Limited with his elder brother, Mr. Wai Man Keung Alan. He studied General Science at the University of Waterloo, Canada. Mr. Wai is the brother of Keung Wai and Vivian Chu.

Mr. Barry Yiu, our Vice President has over 15 years of experience in business development, strategic planning, financing management and government relations with strong geographic focus in China. Prior to joining the Company, Mr. Yiu has been engaged in several reputable companies in Hong Kong and China involving sizable developments and investments. Mr. Yiu obtained his Bachelor degree from the University of Toronto, Canada in 1983 and his Master of Business Administration degree (major in Finance) from McMaster University in Hamilton, Canada in 1985.

Ms. Chu, Vivian Wai Wa has been our Chief Secretary and a Director since she joined us in 1997. She became Chief Financial Officer in August 2002. She has accumulated her skills from managing diversified areas and is responsible for the Company's administrative affairs. She obtained her degrees (Bachelor of Economics and Bachelor of Arts in Asian Studies) from The Australian National University in 1992. Ms. Chu is the sister of Keung Wai and Ken Wai.

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

The Company does not have an audit committee and, accordingly, does not have an audit committee financial expert.

The Company does not have procedures by which security holders may recommend nominees to the Company's board of directors.

Compliance with Section 16(a) of the Securities Exchange Act

Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's executive officers, Directors and persons who own more than 10% of a registered class of the Company's equity securities ("Reporting Persons") to file reports of ownership and changes in ownership on Forms 3, 4, and 5 with the Securities and Exchange Commission (the "SEC") and the National Association of Securities Dealers, Inc. (the "NASD"). These Reporting Persons are rquired by SEC regulation to furnish the Company with copies of all Forms 3, 4 and 5 they file with the SEC and NASD. Based solely on the Company's review of the copies of the forms it has received, the Company believes that all Reporting Persons complied on a timely basis with all filing requirements applicable to them with respect to transactions during fiscal year 2003.

Code of Ethics

 We have adopted a Code of Ethics (our "Code of Ethics") that applies to our chief executive officer, chief financial officer, Directors and employees. Our Code of Ethics is attached as an Exhibit to this Annual Report. Any amendments or waivers to our Code of Ethics will be promptly disclosed as required by applicable laws, rules and regulations of the SEC.

Item 10. Executive Compensation.

     The following table sets forth for the fiscal year indicated the compensation paid by our Company to the Chief Executive Officer. No other executive officer received a total annual salary and bonus exceeding $100,000.


Name and Principal Position              Year              Salary
---------------------------              ----              ------
Man Keung Wai                            2003                $0

                                         2002                 0

                                         2001                 0

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

     The following table sets forth information as of April 1, 2004, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                           Percent of Outstanding
Name of Beneficial Owner (1)             Amount of Beneficial Ownership     Shares of Class Owned
----------------------------             ------------------------------     ---------------------
Gonet Associates Ltd.                               22,054,090                     50.4
Man Keung Wai (2)                                   22,054,090                     50.4
Man Ying Ken Wai                                             0                      0
Barry Yiu (3)                                        3,800,000                      8.7
Vivian Wai Wa Chu                                            0                      0
Charter One Investments Limited (3)                  3,800,000                      8.7
All officers  and  directors as a group             25,854,090                     59.0
(through ownership of Gonet) (4
persons)


1. The address for each of the officers and directors of the Company is c/o our corporate headquarters in New York.

2. Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

3. The address for Charter One is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Mr. Yiu is a director of Charter One.

     The following table sets forth information as of December 31, 2003 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company's Common Stock are authorized for issuance:

     Equity Compensation Plan Information
                                                                                Number of securities
                                                                               remaining available for
                                                                                future issuance under
                           Number of securities to      Weighted-average         equity compensation
                           be issued upon exercise      exercise price of         plans (excluding
                           of outstanding options,    outstanding options,     securities reflected in
                             warrants and rights       warrants and rights           column (a))
      Plan category                  (a)                       (b)                       (c)
      -------------        ------------------------   --------------------     ------------------------
Equity compensation plans
approved by security
holders                                       0                    N/A                           0
Equity compensation plans
not approved by security
holders                                       0                    N/A                   5,000,000
          Total                               0                    N/A                   5,000,000


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

Item 12.  Certain Relationships and Related Transactions.

     Charter One, a company controlled by Barry Yiu, advanced HK$1,000,000 (US$128,797) to the Company for working capital. On December 15, 2003, Charter One and the Company entered into a Memorandum of Understanding whereby Charter One agreed to convert such loan into 3,800,000 shares of Common Stock.


Item 13.  Exhibit and Reports on Form 8-K.

Documents filed as part of this Report:

1. Financial Statements of Chinawe.com Inc.:

     Report of Independent Auditors
     Balance Sheet - Years Ended December 31, 2003 and 2002
     Statement of Operations - Years Ended December 31, 2003 and 2002 Statement of Shareholder's Deficit and Comprehensive Loss
     - Years Ended December 31, 2003 and 2002

     Statement of Cash Flow - Years Ended December 31, 2003 and 2002

     Notes to Financial Statements

2. Exhibits and Index:

    Exhibit
     No.                    Description

     2.      Merger Agreement & Plan of Reorganization dated as of
             October 17, 2000*

     3.(i)   Articles of Incorporation**

     3.(ii)  By-Laws**

    10.1     Chinawe.com Inc. 2001 Restricted Stock Plan***

    14       Code of Ethics

    21       Subsidiaries

    23.1     Consent of Moores Rowland Mazars

    31.1     Rule 13a-14(a)/15d-14(a) Certification

    31.2     Rule 13a-14(a)/15d-14(a) Certification

    32.1     Section 1350 Certification of Chief Executive Officer

    32.2     Section 1350 Certification of Chief Financial Officer

-----------------

* Filed as an exhibit to our Company's Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001 and hereby incorporated by reference herein.

** Filed as an exhibit to our Company's Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000 and hereby incorporated by reference herein.

*** Filed as an exhibit to our Company's Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001 and hereby incorporated by reference herein.

     No reports on Form 8-K were filed during the quarter ended December 31, 2003.

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

Item 15. Principal Accountant Fees and Services.

Audit Fees.

     The aggregate fees billed for the fiscal years ended December 31, 2002 and 2003 for professional services rendered by Moores Rowland Mazars for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $18,000 and $22,500, respectively.

Audit Related Fees.

     The aggregate fees billed for the fiscal years ended December 31, 2002 and 2003 for assurance and related services rendered by Moores Rowland Mazars related to the performance of the audit or review of our financial statements were $0 and $0, respectively.

Tax Fees.

     The aggregate fees billed for the fiscal years ended December 31, 2002 and 2003 for services rendered by Moores Rowland Mazars in connection with the preparation of our tax returns were $0 and $0, respectively.

CHINAWE.COM INC.


INDEX TO FINANCIAL STATEMENTS
Year ended December 31, 2003
--------------------------------------------------------------------------------



                                     CONTENT



Independent Auditors' Report                                            F1

Consolidated Statements of Operations                                   F2

Consolidated Balance Sheets                                             F3

Consolidated Statements of Changes in Stockholders' Deficit             F4

Consolidated Statements of Cash Flows                                   F5

Notes to and Forming Part of the Financial Statements                F6 - F13

INDEPENDENT AUDITORS' REPORT



To the Stockholders and the Board of Directors of CHINAWE.COM INC.



We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the "Company") as of December 31, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2003 and 2002 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company has suffered recurring losses from operations and continues to experience negative cash flow from operations that raise substantial doubt in its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.






MOORES ROWLAND MAZARS
Chartered Accountants
Certified Public Accountants
Hong Kong

April 7, 2004

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
Years ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                       YEAR ENDED DECEMBER 31,
                                                             -------------------------------------------
                                                     NOTE         2003            2003           2002
                                                                   US$             RMB            RMB
OPERATING REVENUES
Subscription and service income                                  50,921          421,970        582,827
Administrative and general expenses                            (252,793)      (2,094,821)    (2,200,242)
                                                             ----------     ------------    -----------

Loss from operations                                           (201,872)      (1,672,851)    (1,617,415)

Loan interest                                                   (21,598)        (178,976)        (9,364)
Other income                                                          7               56             78
                                                           ------------     ------------    -----------

Net loss                                                       (223,463)      (1,851,771)    (1,626,701)
                                                           ============     ============    ===========

Basic and diluted net loss per share of common
   stock                                             2(i)        (0.006)          (0.05)          (0.04)
                                                           ============     ============    ===========

Weighted average common shares outstanding                   40,000,000       40,000,000     40,000,000
                                                           ============     ============    ===========





The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

CONSOLIDATED BALANCE SHEETS
As of December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                           AS OF DECEMBER 31,
                                                            ----------------------------------------------
                                                                  2003           2003              2002
ASSETS                                               NOTE          US$            RMB               RMB

CURRENT ASSETS
Cash and cash equivalents                                         16,800         139,218            18,953
Accounts receivable, net of allowance for
    doubtful accounts of RMB18,332 in 2003 and
    2002                                                           2,024          16,766            18,299
Other current assets                                               7,658          63,458            62,292
                                                            ------------   -------------      ------------
TOTAL CURRENT ASSETS                                              26,482         219,442            99,544
                                                            ------------   -------------      ------------
Property, plant and equipment, net                     3           6,785          56,226           195,052
                                                            ------------   -------------      ------------
TOTAL ASSETS                                                      33,267         275,668           294,596
                                                            ============   =============      ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer deposits received                                        21,157         175,319           232,707
Accrued expenses and other current liabilities                   128,039       1,061,018         1,093,583
Current portion of long-term debt                      4           6,090          50,470            47,865
Due to related parties                                 6       1,056,802       8,757,396         6,770,824
                                                            ------------   -------------      ------------
TOTAL CURRENT LIABILITIES                                      1,212,088      10,044,203         8,144,979
                                                            ------------   -------------      ------------
NON-CURRENT LIABILITIES
Long-term debt                                         4           6,422          53,216           103,687
                                                            ------------   -------------      ------------
STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.001 per share;
    authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share;
    authorized 100,000,000 shares; issued and
    outstanding 40,000,000 shares                                 38,616         320,000           320,000
Capital in excess of par                                         (38,519)       (319,198)         (319,198)
Accumulated losses                                            (1,185,462)     (9,823,567)       (7,971,796)
Accumulated other comprehensive income                               122           1,014            16,924
                                                            ------------   -------------      ------------
Total stockholders' deficit                                   (1,185,243)     (9,821,751)       (7,954,070)
                                                            ------------   -------------      ------------
Total liabilities and stockholders' deficit                       33,267         275,668           294,596
                                                            ============   =============      ============


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
Years ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                        COMMON STOCK
                                    ------------------------
                                                                                                   ACCUMULATED
                                                                ADDITIONAL                               OTHER
                                                                   PAID-IN       ACCUMULATED     COMPREHENSIVE
                                     NUMBER           AMOUNT       CAPITAL            LOSSES              LOSS         TOTAL
                                    OF SHARES            RMB          RMB                RMB               RMB           RMB
                                    ----------       -------   ------------      -----------     --------------   ------------
Balance as of January 1, 2002       40,000,000       320,000    (319,198)       (6,345,095)           (39,935)    (6,384,228)

Comprehensive loss:
   Net loss for the year                     -             -           -        (1,626,701)                 -     (1,626,701)
   Currency translation
   adjustment                                -             -           -                 -             56,859         56,859
                                    ----------       -------    --------        ----------            -------     ----------
Total comprehensive loss                                                                                          (1,569,842)
                                                                                                                  ----------
Balance as of December 31, 2002     40,000,000       320,000    (319,198)       (7,971,796)            16,924     (7,954,070)


Comprehensive loss:
   Net loss for the year                     -             -           -        (1,851,771)                 -     (1,851,771)
   Currency translation
   adjustment                                -             -           -                 -            (15,910)       (15,910)
                                    ----------       -------    --------        ----------            -------     ----------
Total comprehensive loss                                                                                          (1,867,681)
                                                                                                                  ----------
BALANCE AS OF DECEMBER 31, 2003     40,000,000       320,000    (319,198)       (9,823,567)             1,014     (9,821,751)
                                    ==========       =======    ========        ==========              =====     ==========

                                                         US$         US$               US$                US$            US$
                                                      38,616     (38,519)       (1,185,462)               122     (1,185,243)
                                                      ======     =======        ==========                ===     ==========


The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
Years ended December 31, 2003 and 2002
--------------------------------------------------------------------------------

                                                                 YEAR ENDED DECEMBER 31,
                                                          -------------------------------------
                                                            2003        2003          2002
                                                             US$         RMB           RMB
                                                        ----------    ----------    ----------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                  (223,463)   (1,851,771)   (1,626,701)
Adjustments to reconcile net loss to net cash used in
    operating activities:
    Depreciation                                            17,866       148,048       153,333
Changes in operating assets and liabilities:
    Accounts receivable, net                                   193         1,601         3,986
    Other current assets                                      (140)       (1,159)       13,838
    Customer deposits received                              (6,931)      (57,433)     (134,558)
    Accounts payable                                          --            --         (75,823)
    Accrued expenses and other current liabilities          (4,085)      (33,848)     (246,933)
                                                        ----------    ----------    ----------
NET CASH USED IN OPERATING ACTIVITIES                     (216,560)   (1,794,562)   (1,912,858)
                                                        ----------    ----------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                   (1,101)       (9,125)       (1,929)
                                                        ----------    ----------    ----------
NET CASH USED IN INVESTING ACTIVITIES                       (1,101)       (9,125)       (1,929)
                                                        ----------    ----------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES
Repayments of long-term debt                                (5,776)      (47,866)      (45,395)
Increase in amounts due to related parties                 438,649     3,634,949     3,797,202
Repayment to related parties                              (200,705)   (1,663,180)   (1,853,545)
                                                        ----------    ----------    ----------
NET CASH PROVIDED BY FINANCING ACTIVITIES                  232,168     1,923,903     1,898,262
                                                        ----------    ----------    ----------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS        14,507       120,216       (16,525)
Cash and cash equivalents, beginning of year                 2,287        18,953        38,859
Effect of exchange rate                                          6            49        (3,381)
                                                        ----------    ----------    ----------
CASH AND CASH EQUIVALENTS, END OF YEAR                      16,800       139,218        18,953
                                                        ==========    ==========    ==========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                         832         6,894         9,364
                                                        ==========    ==========    ==========



The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.   DESCRIPTION OF BUSINESS

     Chinawe.com Inc. ("Chinawe") was incorporated under the laws of the State of California. After recapitalization in 2001, Chinawe and its subsidiaries (collectively referred to as the "Company") are engaged in the business of enabling e-commerce transactions for small and medium-size producers of goods on Mainland China for sale to overseas wholesale customers, and managing assets located in the People's Republic of China ("PRC") by attempting to expedite transactions between Chinese operators of these assets and overseas purchasers and joint ventures.

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     (a)  Basis of accounting

          The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America. The financial statements are presented in Renminbi ("RMB") which is the Company's functional currency as the Company's operations are primarily located in the PRC.

     (b)  Going concern considerations

          The Company's financial statements for the year ended December 31, 2003 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2003, the Company reported a net loss of RMB1,851,771 (US$223,463) and as of December 31, 2003 has a stockholders' deficit and a working capital deficit of RMB9,821,751 (US$1,185,243) and RMB9,824,761 (US$1,185,606), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

          (i) The Company is currently negotiating with a financial service company to act as a service provider for such financial service company and provide services relating to the management of a pool of non-performing loans ("NPL") in the PRC. Management believes that engaging in this business will bring a new source of revenue to the Company in the foreseeable future which is expected to allow the Company to erase doubts as to its operating as a going concern. Upon entering into a servicing agreement as mentioned above, the Company expects to issue an aggregate of five to ten million shares of common stock of the Company to various finders as compensation for their efforts and contributions in connection with the deal.

               The Company is also currently evaluating its involvement in a series of NPL transactions and the Company will focus on the NPL business as its core business. Management believes that the new role as a service provider will provide the Company with a higher profit potential and high growth potential in an industry that currently has relatively few competitors.

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

          (ii) During the year, Charter One Investments Limited ("Charter One"), a company controlled by a director, advanced HK$1,000,000 (RMB1,067,300) to the Company (the "Loan") for working capital of the Company (Note 6). On December 15, 2003, Charter One and the Company entered into a Memorandum of Understanding whereby Charter One agreed to convert the Loan into 3,800,000 shares of common stock of the Company (Note 10).

     (c)  Principles of consolidation

          The financial statements include the accounts of Chinawe and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

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

     (f)  Accounting for the impairment of long-lived assets

          The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the fair value of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.

     (g)  Revenue recognition

          Subscription and service income receivable from members is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of agreements.

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (h)  Income taxes

          Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statements carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

     (i)  Loss per common share

          Statement of Financial Accounting Standard ("SFAS") No. 128, "Earnings per Share", requires dual presentation of basic and diluted earning per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earning per share amounts are based on the weighted average shares of common stock outstanding. Diluted earning per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings per share in 2003 or 2002. The basic and diluted weighted average common shares outstanding are 40,000,000 for both the years ended December 31, 2003 and 2002.

     (j)  Foreign currency translation

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

          Translation of amounts from Renminbi into United States dollars ("US$") is for the convenience of readers and has been made at the exchange rate of US$1.00 = RMB8.2867 as of December 31, 2003. No representation is made that the Renminbi amounts could have been, or could be, converted into United States dollars at that rate or at any other rate.

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

2.   SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

     (k)  Use of estimates

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

     (l)  Fair value of financial instruments

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

     (m)  Comprehensive income (loss)

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

     (n)  New accounting pronouncements

          There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

3.   PROPERTY, PLANT AND EQUIPMENT, NET

     Property, plant and equipment is summarized as follows:

                                                  AS OF DECEMBER 31,
                                        -------------------------------------
                                          2003           2003          2002
                                           US$            RMB           RMB

     Computer equipment                  19,448        161,162       152,037
     Leasehold improvement                4,936         40,905        40,905
     Motor vehicles                      41,773        346,158       346,158
                                       --------      ---------    ----------

                                         66,157        548,225       539,100

     Accumulated depreciation           (59,384)      (492,096)     (343,701)
     Currency translation adjustment         12             97          (347)
                                       --------      ---------    ----------

     Net                                  6,785         56,226       195,052
                                       ========      =========    ==========

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

4.   LONG TERM DEBT

     Long term debt consists of a bank loan with RMB103,686 outstanding as of December 31, 2003. The loan is unsecured, bearing interest at 5.31% per annum and is repayable in monthly installments of RMB4,563, with final installment due in December 2005. Maturities under the loan are as follows:

     YEAR ENDING DECEMBER 31                  2003             2003
                                               US$              RMB

     2004                                     6,090           50,470
     2005                                     6,422           53,216
                                             ------          -------
                                             12,512          103,686
                                             ======          =======

5.   INCOME TAXES

     It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no U.S. corporate income taxes are provided in these financial statements.

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

     Companies that carry on business and derive income in Hong Kong are subject to Hong Kong profits tax at 17.5%. Companies that carry on business and derive income into the PRC are subject to national income tax at 30% and local income tax at 3%.

     No income taxes have been provided for the Company's subsidiaries in Hong Kong and the PRC as they incurred tax losses during 2003 and 2002.

     The reconciliation between the effective tax rate and the statutory U.S. federal income tax rate is as follows:

                                                         2003          2002
                                                      % OF PRE-      % of Pre-
                                                     TAX INCOME     Tax income
                                                     ----------     ----------
     Computed "expected" tax benefit                      34           34
     Operating losses for which a benefit
      has not been recognized                            (34)         (34)
                                                        ----         ----
                                                          --           --
                                                        ====         ====

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

5.   INCOME TAXES (CONTINUED)

     The Company deferred tax assets are as follows:

                                                 2003        2003         2002
                                                  US$         RMB         RMB
                                               --------    --------    --------
     Hong Kong operating loss carry forward      67,278     557,515     340,553
     PRC operating loss carry forward            34,110     282,663     253,679
     Deferred tax assets valuation allowance   (101,388)   (840,178)   (594,232)
                                               --------    --------    --------
     Net deferred tax assets                       --          --          --
                                               ========    ========    ========

     As of December 31, 2003, the Company has Hong Kong and PRC operating losses carry forward of approximately RMB3,185,801 and RMB856,553, respectively. Hong Kong losses are available for carry forward indefinitely and PRC losses are available for carry forward for five years. Management has provided a full allowance for deferred tax assets as it is more likely than not that the assets will not be realized.


6.   RELATED PARTY BALANCES AND TRANSACTIONS

     The balances with related parties are as follows:

                                                                          2003            2003            2002
                                                            NOTE           US$             RMB             RMB
                                                            ----        ---------       ---------      ----------
     Loan from a director, including interest                (a)          135,462       1,122,530              --
     Loan from a company controlled by a director            (b)          128,797       1,067,300              --
     Advances from Stockholders                              (c)          789,082       6,538,881       6,742,139
     Advances from PRC party                                 (c)            3,461          28,685          28,685
                                                                        ---------       ---------       ---------
                                                                        1,056,802       8,757,396       6,770,824
                                                                        =========       =========       =========

         Note:

          (a) The amount due is unsecured, interest-bearing and repayable within one year. The total interest payable for the loan is RMB279,633 (HK$262,000). As of December 31, 2003, the Company has accrued for interest of RMB172,082 (HK$161,231) in aggregate.

          (b) The amount due is unsecured and interest-free. The Company has subsequently issued 3,800,000 shares of common stock of the Company for the settlement of the loan (see note 10).

          (c) The advances are unsecured, interest-free and repayable on demand.

          During the years ended December 31, 2003 and 2002, the Company received advances from related parties of RMB3,634,949 and RMB3,797,202, respectively. The Company also repaid advances of RMB1,663,180 and RMB1,899,456 during the years ended December 31, 2003 and 2002, respectively.

          The Company occupies office space in a building leased by an affiliate of the Company. Rental expense for each of the years ended December 31, 2003 and 2002 was approximately RMB120,000.

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

7.   RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

     Following the introduction of the Mandatory Provident Fund legislation in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since December 1, 2000. Both the Company and its employees make monthly contributions to the fund at 5% of the employees' earnings as defined under Mandatory Provident Fund legislation. The contribution of the Company and the employees are subject to a cap of HK$1,000 per month and thereafter contributions are voluntary.

     As stipulated by the rules and regulations in the PRC, the Company's PRC subsidiary is required to contribute to a state-sponsored social insurance plan for all of its employees at 11% of the basic salary of its employees. The state-sponsored retirement plan is responsible for the entire pension obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.

     During the year, the aggregate amount of the Company's employer contributions amounted to RMB41,625 and RMB67,453 for the years ended December 31, 2003 and 2002, respectively.

8.   STOCK PLAN

     On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2003, no awards have been made under the Plan.

9.   RISK CONSIDERATIONS

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

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

10.  SUBSEQUENT EVENT

     Subsequent to December 31, 2003, 3,800,000 shares of common stock of the Company were issued to Charter One for the settlement of the Loan.


11.  RECLASSIFICATIONS

     Certain prior year amounts have been reclassified to conform to the current year presentation.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                     CHINAWE.COM INC.



                                     By:  /s/ Man Keung Wai
                                          ---------------------------------
                                              Man Keung Wai
                                              Chairman of the Board

Date:  April 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                                               TITLE                                 DATE

/s/ Man Keung Wai                Chairman of the Board, Chief Executive Officer           April 14, 2004
-----------------                and Director (Principal Executive Officer and
Man Keung Wa                     Principal Financial Officer)


/s/ Man Ying Ken Wai             Vice President of Marketing and Director                 April 14, 2004
--------------------
Man Ying Ken Wai


/s/ Vivian Wai Wa Chu            Chief Financial Officer, Secretary and Director          April 14, 2004
---------------------
Vivian Wai Wa Chu


/s/ Barry Yiu                    Vice President and Director                              April 14, 2004
-------------
Barry Yiu