Form 10QSB
period 2004-03-31
CHINAWE COM INC
filed 2004-05-24
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934

                  For the quarterly period ended March 31, 2004
                                                 --------------

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
                   For the transition period from
                                                  -----------

                        Commission file number 000-26169
                                               ---------


                                Chinawe.com Inc.
      ---------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


              California                                    95-462728
---------------------------------------------               --------------------
(State or other jurisdiction of incorporation               (I.R.S. Employer
or organization)                                            Identification No.)

                                Chinawe.com Inc.
                            c/o Hartman & Craven LLP
                            Attn: Joel I. Frank, Esq.
                               488 Madison Avenue
                            New York, New York 10022
          ------------------------------------------------------------
                    (Address of principal executive offices)

                               c/o (212) 753-7500
          ------------------------------------------------------------
                          (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 15, 2004 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                Chinawe.com Inc.


PART I - FINANCIAL INFORMATION                                                          Page No.
Item 1.  Financial Statements.

           Consolidated Condensed Statements of Operations for the Three                   3
           Months Ended March 31, 2004 (Unaudited) and March 31, 2003
           (Unaudited)

           Consolidated Condensed Balance Sheets as of                                     4
           March 31, 2004 (Unaudited) and
           December 31, 2003 (Audited)

           Consolidated Condensed Statements of Changes in Stockholders'                   5
           Deficit for the Three Months Ended March 31, 2004 (Unaudited)

           Consolidated Condensed Statements of Cash Flows for the Three                   6
           Months Ended March 31, 2004 (Unaudited) and
           March 31, 2003 (Unaudited)

           Notes to Consolidated Condensed                                                 7
           Financial Statements


Item 2.  Management's Discussion and Analysis or Plan of Operation                        11

Item 3.  Controls and Procedures                                                          22


PART II - OTHER INFORMATION


Item 6.  Exhibits and Reports on Form 8-K                                                 23


SIGNATURES                                                                                24


PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.


                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS


                                                                                                      Three months
                                                                    Three months ended               ended March 31,
                                                                      March 31, 2004                      2003
                                                                  ------------------------------    ----------------
                                                                         US$                RMB               RMB
                                                                  (Unaudited)        (Unaudited)       (Unaudited)
   Subscription and service income                                     8,094             67,079           130,027

   Administrative and general expenses                               (51,546)          (427,168)         (412,752)
                                                                  ----------         ----------        ----------

   Loss from operations                                              (43,452)          (360,089)         (282,725)

   Loan interest                                                      (7,914)           (65,587)           (1,960)
   Other income                                                        2,566             21,267                10
                                                                  ----------         ----------        ----------

   Net loss                                                          (48,800)          (404,409)         (284,675)
                                                                  ==========         ==========        ==========

   Basic and diluted net loss per share of common stock                 0.00               0.01              0.01
                                                                  ==========         ==========        ==========

   Weighted average common stock outstanding                      41,210,989         41,210,989        40,000,000
                                                                  ==========         ==========        ==========



   See notes to the consolidated condensed financial statements

                      CONSOLIDATED CONDENSED BALANCE SHEETS

                                                                                                   As of December 31,
                                                                         As of March 31, 2004             2003
                                                                     ---------------------------   ------------------
                                                            NOTE             US$             RMB                 RMB
ASSETS                                                               (Unaudited)     (Unaudited)           (Audited)
Current assets:
   Cash and cash equivalents                                               7,330          60,743             139,218
   Accounts receivable, net of allowance for
     doubtful accounts of RMB18,256                                        2,016          16,712              16,766
     (2003: RMB18,332)
   Other current assets                                                    5,243          43,453              63,458
                                                                      ----------      ----------          ----------

   Total current assets                                                   14,589         120,908             219,442

Property, plant and equipment, net                                         2,988          24,760              56,226
                                                                      ----------      ----------          ----------

TOTAL ASSETS                                                              17,577         145,668             275,668
                                                                      ==========      ==========          ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Customer deposits received                                             18,227         151,047             175,319
   Accrued expenses and other current liabilities                        138,529       1,148,006           1,061,018
   Current portion of long-term debt                                       6,171          51,143              50,470
   Due to related parties                                     5          952,800       7,895,947           8,757,396
                                                                      ----------      ----------          ----------

   Total current liabilities                                           1,115,727       9,246,143          10,044,203

Non-current liabilities
   Long term debt                                                          4,848          40,175              53,216
                                                                      ----------      ----------          ----------

   Total liabilities                                                   1,120,575       9,286,318          10,097,419
                                                                      ----------      ----------          ----------

Commitments and contingencies

Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
     authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share, authorized
     100,000,000 shares; issued and outstanding
     43,800,000 shares as of March 31, 2004;
     40,000,000 shares as of December 31, 2003                            42,414         351,491             320,000
   Additional paid-in capital                                             85,942         712,211            (319,198)
   Accumulated losses                                                 (1,234,205)    (10,227,976)         (9,823,567)
   Accumulated other comprehensive income                                  2,851          23,624               1,014
                                                                       ---------       ---------          ----------
   Total shareholders' deficit                                        (1,102,998)     (9,140,650)         (9,821,751)
                                                                      ----------      ----------          ----------

TOTAL LIABILITIES AND
   SHAREHOLDERS' DEFICIT                                                  17,577         145,668             275,668
                                                                      ==========      ==========          ==========


See notes to the consolidated condensed financial statements

                      CONSOLIDATED CONDENSED STATEMENTS OF
                        CHANGES IN SHAREHOLDERS' DEFICIT


                                 COMMON STOCK
                            ---------------------
                                                        ADDITIONAL
                                                          PAID -IN                       ACCUMULATED OTHER
                            NUMBER OF      AMOUNT          CAPITAL  ACCUMULATED LOSSES       COMPREHENSIVE         TOTAL
                               SHARES         RMB              RMB                RMB           INCOME RMB           RMB
                            ----------    -------       ----------  -----------------   ------------------    ----------
Balances as of January 1,
   2004                     40,000,000    320,000         (319,198)        (9,823,567)               1,014    (9,821,751)

Issue of shares for
   settlement of loan       3,800,000      31,491        1,031,409                  -                    -     1,062,900
Comprehensive loss:
    Net loss for the three
      months ended March
      31, 2004                      -           -                -           (404,409)                   -      (404,409)
    Currency translation
      adjustment                    -           -                -                  -               22,610        22,610
                            ----------    -------          -------        -----------               ------    ----------

Total comprehensive loss                                                                                        (381,799)
                                                                                                              ----------

BALANCES AS OF MARCH 31,    ==========    =======          =======                                  ======
   2004                     43,800,000    351,491          712,211        (10,227,976)              23,624    (9,140,650)
                            ==========    =======          =======        ===========               ======    ==========

                                              US$              US$                US$                  US$           US$
                                           42,414           85,942         (1,234,205)               2,851    (1,102,998)
                                          =======          =======        ===========               ======    ==========



See notes to the consolidated condensed financial statements

                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS



                                                                                                     Three months
                                                                       Three months ended           ended March 31,
                                                                         March 31, 2004                  2003
                                                                    ------------------------------  ----------------
                                                                            US$               RMB               RMB
                                                                    (Unaudited)       (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                                (48,800)         (404,409)         (284,675)

Adjustments to reconcile net loss to net cash used in operating activities:
   Depreciation                                                           3,788            31,393            37,256
   Changes in operating assets and liabilities:
      Accounts receivable, net                                                -                 -           (10,510)
      Other current assets                                                2,413            20,000                 -
      Customer deposits received                                         (2,926)          (24,251)             (355)
      Accrued expenses and other current liabilities                     10,754            89,118          (198,268)
                                                                        -------          --------          --------

NET CASH USED IN OPERATING ACTIVITIES                                   (34,771)         (288,149)         (456,552)
                                                                        -------          --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
Loan from a director                                                      1,737            14,391                 -
Increase in amounts due from related parties                             83,727           693,858           689,372
Repayments to related parties                                           (58,607)         (485,679)         (215,650)
Repayment of long-term debt                                              (1,492)          (12,368)          (11,730)
                                                                        -------          --------          --------

NET CASH PROVIDED BY FINANCING ACTIVITIES                                25,365           210,202           461,992
                                                                        -------          --------          --------

NET (DECREASE) INCREASE IN  CASH AND CASH EQUIVALENTS                    (9,406)          (77,947)            5,440

Cash and cash equivalents, beginning of period                           16,800           139,218            18,953

Effect of exchange rate                                                     (64)             (528)            1,415
                                                                        -------          --------          --------
CASH AND CASH EQUIVALENTS, END OF PERIOD                                  7,330            60,743            25,808
                                                                        =======          ========          ========

SUPPLEMENTAL DISCLOSURE INFORMATION
Interest paid                                                             6,178            51,196             1,960
                                                                        =======          ========          ========

NON-CASH TRANSACTION
Conversion of amount due to a related party to 3,800,000
   shares of common stock of the Company                                128,260         1,062,900                 -
                                                                        =======          ========          ========

See notes to the consolidated condensed financial statements

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


1.       Nature of business

         The consolidated condensed financial statements include the accounts of Chinawe.com Inc. and the following subsidiaries:

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

2.       The interim financial statements

         The accompanying financial statements, as of March 31, 2004 and for the three months ended March 31, 2004, have been prepared by Chinawe.com Inc. (the "Company") without audit. Pursuant to the rules and regulations of the Securities and Exchange Commission, certain information and footnote disclosures normally included in the financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted. However, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements should be read in conjunction with the financial statements and the notes thereto included in the Company's audited annual financial statements for the year ended December 31, 2003.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


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

         In the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to present fairly the financial position as of March 31, 2004, results of operations and cash flows for the three months ended March 31, 2004 and 2003 have been made. The results of operations for the three months ended March 31, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

3.       Going concern considerations

         Details of concerns about the Company's ability to continue as a going concern are set out in Item 2 of this Form 10-QSB under the heading "Liquidity and Capital Resources".

4.       Translation of foreign currencies

         The Company considers Renminbi ("RMB") as its functional currency as a substantial portion of the Company's business activities are based in RMB.

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

         The translation of the financial statements of subsidiaries whose functional currencies are other than RMB into RMB is performed for balance sheet accounts using closing exchange rates in effect at the balance sheet date and for revenue and expense accounts using an average exchange rate during each reporting period. The gains or losses resulting from translation are included in shareholders' deficit separately as accumulated other comprehensive income or loss.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


4.       Translation of foreign currencies (Continued)

         Translation of amounts from RMB into United States dollars ("US$") is for the convenience of readers and has been made at the exchange rate on March 31, 2004 of US$1.00 = RMB8.2871. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rates or at any other rates.


5.       Due to related parties

                                                                                                              As  of
                                                                                                        December 31,
                                                                         As of March 31, 2004                   2003
                                                                        ---------------------------     ------------
                                                            Note                US$             RMB              RMB
                                                                        (Unaudited)     (Unaudited)        (Audited)
         Loan from a director, including interest            (a)            136,633       1,132,293        1,122,530
         Loan from a company controlled by a director        (b)                  -               -        1,067,300
         Advances from Shareholders                          (c)            812,706       6,734,969        6,538,881
         Advances from PRC party                             (c)              3,461          28,685           28,685
                                                                            -------       ---------        ---------

                                                                            952,800       7,895,947        8,757,396
                                                                            =======       =========        =========


         Note:

         (a) The amount due is unsecured, interest-bearing and repayable within one year. The total interest payable for the loan is RMB279,633 (HK$262,000). As of March 31, 2004, the Company has accrued interest of RMB235,637 (HK$221,693) in the aggregate. Interest expense charged for the three months period ended March 31, 2004 was RMB64,265.

         (b) The amount due is unsecured and interest-free. During the current period, the Company issued 3,800,000 shares of common stock of the Company for the settlement of the loan.

         (c) The advances are unsecured, interest-free and repayable on demand.

            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2004 AND 2003
                                   (UNAUDITED)


6.       Stock Plan

         On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through March 31, 2004, no awards have been granted under the Plan.

7.       Subsequent Event

         Subsequent to March 31, 2004, the Company entered into an interim Services Agreement with Citigroup Financial Products Inc. ("CFP") to act as a service provider and provide services relating to the management of a pool of non-performing loans in Huizhou, Guangdong Province, China. The services relate to a bundle of non-performing loans with a face value of approximately US$242 million to be acquired by CFP from another corporation in China. Details are set out in Item 2 of this Form 10-QSB under the heading "Liquidity and Capital Resources".

         Item 2.  Management's Discussion and Analysis or Plan of Operation.

         The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" and elsewhere in this document.

         Overview - Results of Operations

         Our financial statements have been prepared assuming that we will continue in business as a going-concern. Presently, we generate no significant income and have incurred net losses since inception. Our prospects must be considered in light of the significant risks, costs and difficulties often encountered by enterprises in their early stages of development, in particular companies in the Internet sector and, more specifically, targeting and operating in the Greater China and Asian markets. As discussed in our financial statements and in this section, we have suffered a net loss of RMB404,409 (US$48,800) during the three- month period ended March 31, 2004. At the end of this period we had a shareholders' deficit of RMB9,140,650 (US$1,102,998) and a working capital deficit of RMB9,125,235 (US$1,101,138). The Independent Auditors Report on the Company's financial statements as of and for the years ended December 31, 2003 and 2002 included a "going concern" explanatory paragraph which means that the Auditors expressed substantial doubt about the Company's ability to continue as a going concern. Management's plans with respect to these matters are described in this section, but do not include any adjustments that might result from the outcome of this uncertainty. There is no guarantee that we will be able to raise the needed funds and there are no guarantees that we will not be required to raise further capital for operations and expansion in the near future.

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

         Three Months Ended March 31, 2004 compared to the Three Months Ended March 31, 2003

         Revenues. Subscription and service income for the three months ended March 31, 2004 was RMB67,079 as compared to subscription and service income of RMB130,027 for the three months ended March 31, 2003, a decrease of 48%. As a result of focusing on the new business development in providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the current business has been decreased significantly. Other income for the three months ended March 31, 2004 was RMB21,267 as compared to other income of RMB10 for the three months ended March 31, 2003, an increase of 2,126%.

         Expenses. Administrative and general expenses for the three months ended March 31, 2004 were RMB427,168 as compared to RMB412,752 for the three months ended March 31, 2003, an increase of 3%. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of RMB64,265 payable to a director in this quarter.

         As a consequence of the foregoing, our loss from operations increased from RMB282,725 for the three months ended March 31, 2003 to RMB360,089 for the three months ended March 31, 2004. Our net loss increased from RMB284,675 for the three months ended March 31, 2003 to RMB404,409 for the three months ended March 31, 2004.

         Factors That May Affect Future Results

         This Report on Form 10-QSB contains various forward-looking statements that are based on management's beliefs, as well as assumptions made by, and information currently available to, management. Although the Company believes that the expectations reflected in such forward-looking statements are reasonable, it can give no assurance that such expectations will prove to be correct. Forward-looking statements may include, without limitation, management's expectations regarding: the Company's future financial and operating performance and financial condition; the closing and outcome of the pending transaction described herein; industry conditions; and the Company's liquidity and needs for additional financing.

         Such statements are subject to certain risks, uncertainties, assumptions and other factors, many of which are outside the Company's control that could cause actual results to differ materially from such statements. Without limitation these factors include: the risks associated with the implementation of our business strategy, uncertainty concerning the effects of our pending transaction with Citigroup Financial Products Inc. and China Great Wall Asset Management Corporation, risks associated with the non-performing loan industry, risks associated with the Asian and Chinese economies, the effects of vigorous competition in the markets in which we operate and acts of terrorism. Should one or more of these risks or uncertainties materialize, or should underlying assumptions prove incorrect, actual results may vary materially from those anticipated, estimated, projected or expected. The Company does not intend to update these forward-looking statements prior to its next required filing with the Securities and Exchange Commission.

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

         Liquidity and Capital Resources

         The Company's financial statements for the three months ended March 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2004, the Company reported a net loss of RMB404,409 (US$48,800) and at March 31, 2004 has a shareholders' deficit and a working capital deficit of RMB9,140,650 (US$1,102,998) and RMB9,125,235 (US$1,101,138), respectively. The Company has also experienced difficulty and uncertainty in meeting its liquidity needs. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans to address these concerns include:

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

         (2) Subsequent to the period ended March 31, 2004, the Company entered into an interim Services Agreement (the "Agreement") with Citigroup Financial Products Inc., a subsidiary of Citigroup Inc. ("CFP"), to provide loan servicing and other services relating to a pool of non-performing loans ("NPL" or "NPLs") in Huizhou, Guangdong Province, China to be purchased by CFP from Great Wall. The NPLs to be purchased are valued at $242 million.

                  The Agreement will be in effect for a period of approximately eight months, during which period approval of the requisite Chinese governmental agencies will be sought for the transaction between CFP and Great Wall. Upon receipt of the relevant approvals (the "Closing"), it is the intention of CFP and the Company that the Company is to provide substantially the same services for a period covering the resolution of the NPLs.

                  In addition to receiving servicing fees, including a fixed monthly portion and a variable fee based on performance, the servicing arrangement for the Huizhou transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the Company to defer any fund raising exercise to a later date when the benefits of such exercise can be maximized. As most of the servicing fees are payable after the Closing, the full effect of the Agreement will only be reflected after the Closing which is expected to occur in the second half of this year.

                  The Agreement provides the basis for close cooperation between the Company and CFP for the investment and resolution of non-performing assets in the Chinese market. The Company is currently evaluating its involvement in a series of NPLs transactions and more transactions are expected in the near future.

                  The Company reached agreement with Great Wall for the employment of certain members from the existing Great Wall team in Guangdong. The Company will continue to add talents to complement the existing staff which possesses a good mix of industry know-how and local knowledge. Management believes that the combination of in-depth knowledge of China and professional skills in the servicing industry will give the Company a competitive edge in servicing NPLs in China.

                  Management believes that the new strategic direction of the Company and the servicing arrangement with CFP will erase doubts on the Company's operating as a going-concern. Barring unforeseen circumstances, the Company is expected to have a turn around in operating results in the second half of this year. Management believes that the focus on NPLs in China will form the basis of growth for the Company in the years to come. The Company is currently evaluating its involvement in a series of NPL transactions. The Company will focus on the NPL business as its core business and its current e-business is expected to diminish in importance with respect to revenue and profit.

         (3) After entering into the Agreement, the Company expects to issue an aggregate of five to ten million shares of Common Stock to various finders as compensation for their efforts and contributions in connection with the deal.

         (4) Our current cash balances will not be sufficient to meet our working capital and capital expenditure requirements for the next six months. However, after the Company entered into the Agreement as mentioned in section (2) above, within the coming months the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services, in response to competitive pressures or to acquire technologies or complimentary products or businesses.

         Quantitative And Qualitative Disclosures About Market Risk

         We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

         We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the three months ended March 31, 2004 and March 31, 2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

         We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

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

         Risks Relating To Our Business

         IT IS DIFFICULT TO EVALUATE OUR BUSINESS AND PROSPECTS BECAUSE WE HAVE A LIMITED OPERATING HISTORY

         If we do not successfully address these risks and uncertainties, our business, operating results and financial condition will be materially adversely affected. In particular, the Company has limited previous experience in the loan servicing business. There is the risk that an established loan servicing company might expand into China and acquire a large market share of the loan servicing business. It is also possible that the services provided by the Company might not be competitive against a stronger and more experienced loan servicing company.

         GOVERNMENT APPROVAL

         The Agreement is an interim agreement which will be in effect for a period of approximately eight months, during which period approval of the requisite PRC governmental authorities will be sought for the transaction between CFP and Great Wall. There can be no assurance that such approvals will be granted or be granted on a timely basis. Failure to obtain the requisite approvals or to obtain the approvals on a timely basis will have a material adverse affect on our business, financial condition and operating results.

         DEPENDENCE ON CFP

         CFP is currently the Company's sole client for its loan servicing business. The loss of CFP as a client will have a material adverse affect on our business, financial condition and operating results. The Company's failure to attract and retain additional clients for loan servicing will have a material adverse affect on our business, financial condition and operating results.

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

         IF WE FAIL TO EFFECTIVELY MANAGE OUR GROWTH, OUR BUSINESS WILL SUFFER

         Rapid growth will place a significant strain on our managerial, operational, financial and information systems resources. To accommodate any significant increase in our size and manage our growth, we must implement and improve these systems and attract, train, manage and retain qualified employees. These demands will require us to add new management personnel and develop new expertise. If we fail to successfully manage our growth, our ability to maintain and increase our customer base will be impaired and our business will suffer.

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

         OUR INTERNET SERVICES AND REPUTATION MAY BE ADVERSELY AFFECTED BY SOFTWARE DEFECTS

         Our internet services depend on complex software developed by third parties. Software often contains defects, particularly when first introduced or when new versions are released. These defects could cause service interruptions that damage our reputation, increase our service costs, cause us to lose revenue, delay market acceptance or divert our development resources, any of which could materially adversely affect our internet business. We may not discover software defects that affect our services or enhancements until we deploy the software.

                    RISKS RELATING TO DOING BUSINESS IN CHINA

         INCREASED GOVERNMENT REGULATION MAY INCREASE OUR COST OF DOING BUSINESS OR CAUSE US TO CHANGE THE WAY WE CONDUCT OUR BUSINESS

         Any new legislation or regulation adopted by the PRC regarding the Internet, or the application or uncertainty relating to the application of existing laws and regulations to the Internet, could materially adversely affect our business, operating results and financial condition. Legislation could impair the growth of the Internet and decrease the acceptance of the Internet as a communications and commercial medium. This could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse affect on our internet business. Further, the growth and development of the Internet messaging market may prompt calls for more stringent consumer protection laws that may impose additional burdens on companies conducting business online. These laws may impose additional burdens on our business. For example, because we rely on the collection and use of personal data from our users for targeting advertisements, any laws or regulations that restrict our ability to collect or use such information may harm us. Hong Kong has enacted laws or adopted regulations that prevent Internet companies or Web portals from selling any information collected from users.

         Any new legislation or regulation adopted by the PRC regarding the loan servicing business in the PRC, or the application or uncertainty relating to the application of existing laws and regulations to the loan servicing business, could decrease the demand for our services, increase our cost of doing business or otherwise have a material adverse affect on our business, financial condition and operating results.

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

                           PART II - OTHER INFORMATION



Item 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

                  31.1     Rule 13a-14(a)/15d-14(a) Certification
                  31.2     Rule 13a-14(a)/15d-14(a) Certification
                  32.1     Section 1350 Certification of Chief Executive Officer
                  32.2     Section 1350 Certification of Chief Executive Officer

         (b)      Reports on Form 8-K.

                  No reports on Form 8-K were filed during the quarter ended March 31, 2004.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 24, 2004
                                                    Chinawe.com Inc.
                                                    ----------------
                                                      (Registrant)


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