Form 10QSB
period 2004-06-30
CHINAWE COM INC
filed 2004-08-23
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

                  For the quarterly period ended June 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                    For the transition period from
                                                   -------------

                        Commission file number 000-26169

                                Chinawe.com Inc.
--------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                California                                   95-462728
---------------------------------------------     ------------------------------
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
                           (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 20, 2004 was 43,800,000.

Transitional Small Business Disclosure Format (Check one):    Yes [ ]   No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements.

         Consolidated Condensed Balance Sheet as of June 30, 2004             3
         (Unaudited)

         Consolidated Condensed Statements of Operations for the Three        4
         Months and Six Months Ended June 30, 2004 (Unaudited)

         Consolidated Condensed Statements of Shareholders' Deficit and       5
         Comprehensive Income for the Six Months Ended June 30, 2004
         (Unaudited)

         Consolidated Condensed Statements of Cash Flows for the Six          6
         Months Ended June 30, 2004 and 2003 (Unaudited)

         Notes to Consolidated Condensed Financial Statements for the         7
         Six Months Ended June 30, 2004 and 2003 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation           11

Item 3.  Controls and Procedures                                             21

PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K                                    22

SIGNATURES                                                                   23

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                  JUNE 30, 2004
                                   (UNAUDITED)

                                                               Note                         RMB           US$
                                                                                    ---------------   ------------

ASSETS
Current assets:
   Cash and cash equivalents                                                                554,660         66,935
   Accounts receivable, net of allowance
         of doubtful accounts of RMB17,176                                                  110,621         13,349
   Other current assets                                                                      43,452          5,244
                                                                                    ---------------   ------------
      Total current assets                                                                  708,733         85,528
                                                                                    ---------------   ------------
Property, plant and equipment, net                             4                             46,761          5,643
                                                                                    ---------------   ------------

TOTAL ASSETS                                                                                755,494         91,171
                                                                                    ===============   ============

LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Customer deposits                                                                        129,516         15,630
   Accrued expenses and other liabilities                                                 1,009,305        121,800
   Current portion of long term debt                           5                             51,825          6,254
   Advances from related parties                               6                          7,344,618        886,325
                                                                                    ---------------   ------------

   Total current liabilities                                                              8,535,264      1,030,009
                                                                                    ---------------   ------------
Non-current liabilities
   Long term debt                                              5                             26,960          3,253
                                                                                    ---------------   ------------

   Total liabilities                                                                      8,562,224      1,033,262
                                                                                    ---------------   ------------

Commitments and Contingencies
Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
      authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
      authorized 100,000,000 shares; issued and
      outstanding 43,800,000 shares as of
      June 30, 2004                                                                         351,491         42,417
   Additional paid-in capital                                                               712,211         85,947
   Accumulated losses                                                                    (8,876,390)    (1,071,174)
   Accumulated other comprehensive income                                                     5,958            719
                                                                                    ---------------   ------------
   Total shareholders' deficit                                                           (7,806,730)      (942,091)
                                                                                    ---------------   ------------
   TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                                   755,494         91,171
                                                                                    ===============   ============

See notes to the financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
            THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                  Three months ended June 30,                    Six months ended June 30,
                                         --------------------------------------------   --------------------------------------------
                                Note           2004          2003           2004             2004          2003           2004
                                               RMB           RMB            US$              RMB           RMB            US$

Income:
On-line services                              76,457        119,031          9,227          143,536       249,058          17,321
Asset management services                  1,734,791              -        209,349        1,734,791             -         209,349
                                         -------------- -------------- --------------   -------------- -------------- --------------
                                           1,811,248        119,031        218,576        1,878,327       249,058         226,670
                                         -------------- -------------- --------------   -------------- -------------- --------------
Administrative and general
 expenses                                   (415,726)      (391,049)       (50,172)        (842,894)     (803,801)       (101,718)
                                         -------------- -------------- --------------   -------------- -------------- --------------
Profit(Loss) from operations               1,395,522       (272,018)       168,404        1,035,433      (554,743)        124,952
Loan interest                                (43,949)        (1,804)        (5,304)        (109,536)       (3,764)        (13,218)
Other income                                      13             15              2           21,280            25           2,568
                                         -------------- -------------- --------------   -------------- -------------- --------------
Profit(Loss) before income
taxes                                      1,351,586       (273,807)       163,102          947,177      (558,482)        114,302

Income taxes                     7                 -              -              -                -             -               -
                                         -------------- -------------- --------------   -------------- -------------- --------------
Net profit (loss)                          1,351,586       (273,807)       163,102          947,177      (558,482)        114,302
                                         ============== ============== ==============   ============== ============== ==============
Basic and diluted net

  profit (loss) per share                       0.03          (0.01)         0.004             0.02        (0.014)           0.00
                                         ============== ============== ==============   ============== ============== ==============
Weighted average shares
  outstanding                             43,800,000     40,000,000     43,800,000       42,505,495    40,000,000      42,505,495
                                         ============== ============== ==============   ============== ============== ==============

See notes to the financial statements.

                                CHINAWE.COM INC.
           CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT
                            AND COMPREHENSIVE INCOME
                         SIX MONTHS ENDED JUNE 30, 2004
                                   (UNAUDITED)

                                                                                                  Accumulated
                                        Common stock                                              other             Total
                                ---------------------------   Capital in        Accumulated       comprehensive     shareholders'
                                               Amount         excess of par     losses            income            deficit
                                Shares         RMB            RMB               RMB               RMB               RMB
                                ------------   ------------   ---------------   --------------    ---------------   ---------------

Balances, January 1,
2004                            40,000,000         320,000         (319,198)      (9,823,567)              1,014       (9,821,751)

Issue of shares for
     settlement of loan           3,800,000         31,491         1,031,409                -                  -         1,062,900
Comprehensive income:
   Net profit for the six
   months ended June 30,
   2004                                   -              -                 -          947,177                  -           947,177
   Currency translation
   adjustments                            -              -                 -                -              4,944             4,944
                                ------------   ------------   ---------------   --------------    ---------------   ---------------

   Total comprehensive
   income                                                                                                                  952,121
                                                                                                                    ---------------

Balances, June 30, 2004         43,800,000         351,491           712,211       (8,876,390)             5,958        (7,806,730)
                                ============   ============   ===============   ==============    ===============   ===============

Balances, June 30,
2004-                     US$                       42,417            85,947      (1,071,174)                719         (942,091)
                                               ============   ===============   ==============    ===============   ===============

See notes to the financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                     SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

                                                           2004          2004          2003
                                                           RMB           US$           RMB
                                                       -----------   -----------    ----------

CASH FLOWS FROM OPERATING ACTIVITIES:
   NET PROFIT (LOSS)                                     947,177       114,302       (558,482)

   Adjustments to reconcile net loss to net cash
     provided by (used in) operating activities:
      Depreciation                                        45,488         5,489         74,511
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         Accounts receivable                             (93,915)      (11,333)       (15,028)
         Other current assets                             20,001         2,414           (725)
         Accrued expenses and other
              current liabilities                        (49,314)       (5,951)      (136,291)
         Customer deposits received                      (45,780)       (5,525)       (36,545)
                                                       -----------   -----------    ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      823,657        99,396       (672,560)
                                                       -----------   -----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                (36,105)       (4,357)          --
                                                       -----------   -----------    ----------

NET CASH USED IN INVESTING ACTIVITIES                    (36,105)       (4,357)          --
                                                       -----------   -----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in loan from a director                        7,357           888
   Advances from related parties                       1,376,528       166,115      1,404,633
   Repayments to related parties                      (1,710,578)     (206,427)      (708,127)
   Repayment of long term debt                           (24,901)       (3,005)       (23,616)
                                                       -----------   -----------    ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES     (351,594)      (42,429)       672,890
                                                       -----------   -----------    ----------

NET INCREASE IN CASH AND CASH EQUIVALENTS                435,958        52,610            330

CASH AND CASH EQUIVALENTS, BEGINNING                     139,218        16,800         18,953

EFFECT OF EXCHANGE RATE ON CASH                          (20,516)       (2,475)         1,325
                                                       -----------   -----------    ----------

CASH AND CASH EQUIVALENTS, ENDING                        554,660        66,935         20,608
                                                       ===========   ===========    ==========

NON-CASH TRANSACTION
Conversion of amount due to a related party
  to 3,800,000 shares of common stock of the Company   1,062,900       128,260             --
                                                       ===========   ===========    ==========

See notes to the financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

1.   The interim financial statements

     The interim financial statements have been prepared by Chinawe.com Inc. and in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading.
     The results of operations for the six months ended June 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

2.   Organization and merger

     The consolidated condensed financial statements include the accounts of
     Chinawe and the following subsidiaries:

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

3.   Summary of significant accounting policies

     (a)  Basis of presentation

          The accompanying financial statements present the financial position of the Company, Officeway, WIT (HK) and WIT (GZ) as of June 30, 2004,
          and the results of their operations for the three and six months ended
          June 30, 2004 and 2003 and cash flows for the six months ended June
          30, 2004 and 2003. All inter-company accounts and transactions have been eliminated on consolidation.

     (b)  Translation of foreign currencies

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

          Translation of amounts from RMB into US$ for the convenience of the reader has been made at the Exchange Rate on June 30, 2004 of US$1.00
          = RMB8.2866. No representation is made that the RMB amounts could have been, or could be, converted into United States dollars at that rate on June 30, 2004 or at any other date.

     (c)  Going concern consideration

          Details of the Company's ability to continue as a going concern are set out in Item 2 of this Form 10-QSB under the heading "Management's
          Discussion and Analysis or Plan of Operation-Liquidity and Capital
          Resources."

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

4.   Property, plant and equipment

                                                    June 30, 2004
                                          -----------------------------------
                                                RMB                  US$
                                          ---------------    ----------------
     At cost:
     Computer equipment                           188,142              22,704
     Leasehold improvement                         40,905               4,936
     Motor vehicle                                346,158              41,773
                                          ---------------    ----------------
                                                  575,205              69,413

     Accumulated depreciation                    (528,444)            (63,770)
                                          ----------------   -----------------

                                                   46,761               5,643
                                          ===============    ================

5.   Long term debt

     Long term debt consists of a bank loan with RMB127,936 outstanding at June
     30, 2004. The loan is unsecured, due in December 2005, bears interest at
     5.31% per annum and is repayable in monthly installments of RMB4,563.
     Maturities under the loan are as follows:

                  Year ending                 Amount
                  June 30                      RMB                   US$
                  -----------              ------------           ---------

                     2005                     51,825                6,254
                     2006                     26,960                3,253
                                           ------------           ---------
                                              78,785                9,507
                                           ============           =========

6.   Related party transactions

     The balances with related parties are as follows:

                                                         June 30, 2004
                                                 ---------------------------
                                                      RMB            US$
                                                 ------------    -----------
     Loan from a director, including interest       1,124,733        135,729
     Advances from related parties:
        Shareholders                                6,191,200        747,134
        PRC party                                      28,685          3,462
                                                 ------------    -----------
                                                    7,344,618        886,325
                                                 ============    ===========

     The loan from a director is unsecured, interest bearing and repayable on
     June 30, 2004. The total interest payable is RMB279,139 (US$33,686).
     Interest expense charged for the six months ended June 30, 2004 was
     RMB107,057 (US$12,919). The maturity date of this loan was extended until such time as the Company enters into a definitive Services Agreement with
     Citigroup Financial Products, Inc. See "Item 2.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2004 AND 2003
                                   (UNAUDITED)

     Management's Discussion and Analysis or Plan of Operation - Liquidity and
     Capital Resources."

     All balances with related parties are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2004 and 2003, the Company received advances from related parties of RMB1,376,528 and
     RMB1,404,633, respectively. In addition, during the six months ended June
     30, 2004 and 2003, the Company repaid advances of RMB1,710,578 and
     RMB708,127, respectively.

     The Company occupied office space in a building leased by an affiliate of the Company. Rent expense for each of the six months ended June 30, 2004 and 2003 was approximately RMB39,500 and RMB107,580, respectively.

7.   Income taxes

     It is management's intention to reinvest all the income attributable to the
     Company earned by its operations outside the United States. Accordingly, no
     U.S. corporate income taxes are provided for in these financial statements.

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

     No income taxes have been provided for WIT(HK) as its assessable profit during the six months ended June 30, 2004 is wholly absorbed by unrelieved tax losses brought forward from previous years. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operation in
     March 2000.

8.   Stock plan

     On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
     Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
     Company's common stock have been reserved for award under the Plan.
     Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through June 30, 2004, no awards have been made under the Plan.

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

Overview - Results of Operations

The Company's financial statements for the six months ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2004, the Company reported a net profit of RMB947,177 (US$114,302) and as of June 30, 2004 had a shareholders'
deficit and a working capital deficit of RMB7,806,730 (US$942,091) and
RMB7,826,531 (US$944,481), respectively.

Three Months Ended June 30, 2004 compared to the Three Months Ended June 30,
2003

Revenues. Income for the three months ended June 30, 2004 was RMB1,811,248 as compared to subscription and service income of RMB119,031 for the three months ended June 30, 2003, an increase of 1,422%. As a result of focusing on the new business development in providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the current business has continued to decrease.

Expenses. Administrative and general expenses for the three months ended June
30, 2004 were RMB415,726 as compared to RMB391,049 for the three months ended
June 30, 2003, an increase of 6%. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of RMB42,792 payable to a director in this quarter.

As a consequence of the foregoing, we had a profit from operations for the three months ended June 30, 2004 of RMB1,395,522 as compared to a loss from operations of RMB272,018 for the three months ended June 30, 2003. Our net profit for the three months ended June 30, 2004 was RMB1,351,586 as compared to a net loss of
RMB273,807 for the three months ended June 30, 2003.

Six Months Ended June 30, 2004 compared to the Six Months Ended June 30, 2003

Revenues. Income for the six months ended June 30, 2004 was RMB1,878,327 as compared to subscription and service income of RMB249,058 for the six months ended June 30, 2003, an increase of 654%. As a result of focusing on the new business development in providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the current

business has continued to decrease. Other income for the six months ended June
30, 2004 was RMB21,280 as compared to other income of RMB25 for the six months ended June 30, 2003, an increase of 850 times. The increase is due to the write back of rental expenses overprovided for in the fiscal year ended December 31,
2003.

Expenses. Administrative and general expenses for the six months ended June 30,
2004 were RMB842,894 as compared to RMB803,801 for the six months ended June 30,
2003, an increase of 5%. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of RMB107,057 payable to a director in this period.

As a consequence of the foregoing, we had a profit from operations for the six months ended June 30, 2004 of RMB1,035,433 as compared to a loss from operations of RMB554,743 for the six months ended June 30, 2003. Our net profit for the six months ended June 30, 2004 was RMB947,177 as compared to a net loss of
RMB558,482 for the six months ended June 30, 2003.

Factors That May Affect Future Results

Management's Discussion and Analysis and other parts of this Report contain information based on management's beliefs and forward-looking statements that involve a number of risks, uncertainties and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

The markets for many of our product offerings are characterized by rapidly changing technology, evolving industry standards, and frequent new product introductions. Our operating results will depend to a significant extent on our ability to design, develop, or otherwise obtain and introduce new products, services, systems, and solutions and to reduce the costs of these offerings. The success of these and other new offerings is dependent on many factors, including proper identification of customer needs, cost, timely completion and introduction, differentiation from offerings of our competitors and market acceptance. The ability to successfully introduce new products and services could have an impact on future results of operations.

Fluctuations in Quarterly Results

We have incurred accumulated losses since inception, and cannot be certain that we will achieve profitability on a quarterly or annual basis in the future. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

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

Liquidity and Capital Resources

The Company's financial statements for the six months ended June 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2004, the Company reported a net profit of RMB947,177 (US$114,302) and as of June 30, 2004 had a shareholders'
deficit and a working capital deficit of RMB7,806,730 (US$942,091) and
RMB7,826,531 (US$944,481), respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

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

(2)  During the period ended June 30, 2004, the Company entered into an interim
     Services Agreement (the "Agreement") with Citigroup Financial Products
     Inc., a subsidiary of Citigroup Inc. ("CFP"), to provide loan servicing and other services relating to a pool of non-performing loans ("NPL" or "NPLs")
     in Huizhou, Guangdong Province, China to be purchased by CFP from Great
     Wall. The NPLs to be purchased are valued at $242 million.

     The Agreement will be in effect for a period of approximately eight months, during which period approval of the requisite Chinese governmental agencies will be sought for the transaction between CFP and Great Wall. Upon receipt of the

     relevant approvals, it is the intention of CFP and the Company that the
     Company is to provide substantially the same services for a period covering the resolution of the NPLs.

     In addition to receiving servicing fees, including a fixed monthly portion and a variable fee based on performance, the servicing arrangement for the
     Huizhou transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the Company to defer any fund raising exercise to a later date when the benefits of such exercise can be maximized. As most of the servicing fees are payable after the closing, the full effect of the Agreement will only be reflected after the closing which is expected to occur in the second half of this year. To date, CFP has paid the Company the $100,000 signing fee required by the Agreement. In addition to the servicing fees, CFP is obligated to pay the Company the sum of $150,000 after the closing.

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

     Management believes that the new strategic direction of the Company and the servicing arrangement with CFP will erase doubts on the Company's operating as a going-concern. Barring unforeseen circumstances, the Company is expected to have a turn around in operating results in the fourth quarter of this year. Management believes that the focus on NPLs in China will form the basis of growth for the Company in the years to come. The Company is currently evaluating its involvement in a series of NPL transactions. The
     Company will focus on the NPL business as its core business and its current
     e-business is expected to diminish in importance with respect to revenue and profit.

(3)  Upon entering into the Agreement, the Company expects to issue an aggregate of five to ten million shares of Common Stock to various finders as compensation for their efforts and contributions in connection with the deal.

(4)  Having entered into the Agreement as mentioned in section (2) above, within the coming months the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward until such time as the transaction between CFP and Great Wall is approved by the requisite Chinese governmental agencies. Thereafter, assuming such approval is given, the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. In addition, we may seek to raise funds by offering

     debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services, in response to competitive pressures or to acquire technologies or complimentary products or businesses.

Quantitative And Qualitative Disclosures About Market Risk

We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

We expect to derive a significant portion of revenues in the form of Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the three months ended June 30, 2004 and June 30, 2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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
In particular, the Company has limited previous experience in the asset management business. There is the risk that an established loan servicing company might expand into China and acquire a large market share of the loan servicing business. It is also possible that the services provided by the
Company might not be competitive against a stronger and more experienced loan servicing company.

GOVERNMENT APPROVAL

The Agreement is an interim agreement which will be in effect for a period of approximately eight months, during which period approval of the requisite PRC governmental authorities will be sought. There can be no assurance that such approvals will be granted or be granted on a timely basis. Failure to obtain the requisite approvals or to obtain the approvals on a timely basis will have a material adverse affect on our business, financial condition and operating results.

DEPENDENCE ON CFP

CFP is currently the Company's sole client for its asset management business.
The loss of CFP as a client will have a material adverse affect on our business, financial condition and operating results. The Company's failure to attract and retain additional clients for loan servicing will have a material adverse affect on our business, financial condition and operating results.

WE MAY REQUIRE ADDITIONAL FUNDS TO IMPLEMENT OUR CURRENT PLANS AND FINANCE
FUTURE GROWTH

Our business model assumes that we will have substantial additional funds to implement the full range of products and services we plan to offer.

We may seek to obtain additional funds through sales of equity and/or debt, or other external financing in order to fund our current operations and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business could be materially and adversely affected.

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

Item 3. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of the financial statements and other disclosures included in this report. Within the
90 days prior to the filing of this report, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the
Company's periodic Securities and Exchange Commission filings.

(b) Changes in Internal Controls

There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

                           PART II - OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K.

     (a)  Exhibits.

          10.2     Services Agreement dated April 29, 2004, by and between
                   Citigroup Financial Products Inc. and Chinawe.com Inc.
          31.1     Rule 13a-14(a)/15d-14(a) Certification
          31.2     Rule 13a-14(a)/15d-14(a) Certification
          32.1     Section 1350 Certification of Chief Executive Officer
          32.2     Section 1350 Certification of Chief Financial Officer

     (b)  Reports on Form 8-K.

          The following report on Form 8-K was filed during the last quarter of the period covered by the Report.

          On May 10, 2004, a Form 8-K was filed by the Company under "Item 5.
          Other Events."

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 23, 2004
                                          Chinawe.com Inc.
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

