Form 10QSB
period 2004-09-30
CHINAWE COM INC
filed 2004-11-22
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
1934

               For the quarterly period ended September 30, 2004

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                   For the transition period from
                                                  -------

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
                           (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 17, 2004 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]  No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION
                                                                        Page No.
Item 1.  Financial Statements.

           Consolidated Condensed Balance Sheet as of September 30, 2004    3
           (Unaudited)

           Consolidated Condensed Statements of Operations for the Three    4
           Months and Nine Months Ended September 30, 2004 and 2003
           (Unaudited)

           Consolidated Condensed Statements of Shareholders' Deficit and   5
           Comprehensive Income (Loss) for the Nine Months Ended September
           30, 2004 and 2003 (Unaudited)

           Consolidated Condensed Statements of Cash Flows for the Nine     6
           Months Ended September 30, 2004 and 2003 (Unaudited)

           Notes to Consolidated Condensed Financial Statements for the     7
           Nine Months Ended September 30, 2004 and 2003 (Unaudited)

Item 2.  Management's Discussion and Analysis or Plan of Operation         12

Item 3.  Controls and Procedures                                           23

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                          24

SIGNATURES                                                                 25

PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements.

                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                               SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                                               NOTE             RMB             US$
                                                                                ---             ---

ASSETS
Current assets:
   Cash and cash equivalents                                                   58,989          7,119
   Accounts receivable, net of allowance
         of doubtful accounts of RMB17,176                                    186,341         22,487
   Other current assets                                                        47,521          5,735
                                                                           ----------     ----------
   Total current assets                                                       292,851         35,341
                                                                           ----------     ----------
Property, plant and equipment, net                              4              42,216          5,094
                                                                           ----------     ----------
TOTAL ASSETS                                                                  335,067         40,435
                                                                           ==========     ==========
LIABILITIES AND SHAREHOLDERS' DEFICIT
Current liabilities:
   Customer deposits                                                          134,241         16,200
   Accrued expenses and others liabilities                                    968,974        116,933
   Current portion of long term debt                            5              52,515          6,337
   Advances from related parties                                6           7,139,591        861,583
                                                                           ----------     ----------
   Total current liabilities                                                8,295,321      1,001,053
                                                                           ----------     ----------
Non-current liabilities
   Long term debt                                               5              13,570          1,638
                                                                           ----------     ----------
   Total liabilities                                                        8,308,891      1,002,691
                                                                           ----------     ----------
Commitments and contingencies

Shareholders' deficit:
   Preferred stock, par value US$0.001 per share,
    authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
    authorized 100,000,000 shares; issued and
    outstanding 43,800,000 shares as of
    September 30, 2004                                                        351,491         42,417
   Additional paid-in capital                                                 712,211         85,947
   Accumulated losses                                                      (9,063,856)    (1,093,797)
   Accumulated other comprehensive income                                      26,330          3,177
                                                                           ----------     ----------
   Total shareholders' deficit                                             (7,973,824)      (962,256)
                                                                           ----------     ----------
TOTAL LIABILITIES AND
    SHAREHOLDERS' DEFICIT                                                     335,067         40,435
                                                                           ==========     ==========

See notes to the financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
         THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                              Three months ended September 30,             Nine months ended September 30,
                                         -----------------------------------------    ---------------------------------------
                                   Note      2004            2003           2004         2004            2003            2004
                                              RMB             RMB            US$          RMB             RMB             US$
                                              ---             ---            ---          ---             ---             ---

Income:
On-line services                             67,187         95,246          8,108        210,723        344,304         25,429
Asset management services                   252,500           --           30,471      1,987,291           --          239,820
                                         ----------     ----------     ----------     ----------     ----------    -----------
                                            319,687         95,246         38,579      2,198,014        344,304        265,249
Administrative and general
 expenses                                  (441,953)      (532,648)       (53,333)    (1,284,847)    (1,340,213)      (155,051)
                                         ----------     ----------     ----------     ----------     ----------    -----------
(Loss) Profit from operations              (122,266)      (437,402)       (14,754)       913,167       (995,909)       110,198

Loan interest                               (65,223)      (107,783)        (7,872)      (174,759)      (107,783)       (21,089)
Other income                                     23             17              3         21,303             42          2,571
                                         ----------     ----------     ----------     ----------     ----------    -----------
(Loss) Profit before
income taxes                               (187,466)      (545,168)       (22,623)       759,711     (1,103,650)        91,680

Income taxes                        7           --             --             --             --             --            --
                                         ----------     ----------     ----------     ----------     ----------    -----------
Net (Loss) Profit                          (187,466)      (545,168)       (22,623)       759,711     (1,103,650)        91,680
                                         ==========     ==========     ==========     ==========     ==========    ===========
Basic and diluted net
(Loss) Profit per share                      (0.004)        (0.014)        (0.001)         0.018         (0.028)         0.002
                                         ==========     ==========     ==========     ==========     ==========    ===========
Weighted average shares
 outstanding                             43,800,000     40,000,000     43,800,000     42,940,146     40,000,000     42,940,146
                                         ==========     ==========     ==========     ==========     ==========    ===========

See notes to the financial statements.

                                CHINAWE.COM INC.
         CONSOLIDATED CONDENSED STATEMENTS OF SHAREHOLDERS' DEFICIT AND
                           COMPREHENSIVE INCOME (LOSS)
                      NINE MONTHS ENDED SEPTEMBER 30, 2004
                                   (UNAUDITED)

                                             Common stock
                                             ------------
                                                                                                        Accumulated
                                                                                                        other          Total
                                                                     Capital in         Accumulated     comprehensive  Shareholders'
                                                         Amount      excess of par      deficit         income         deficit
                                          Shares         RMB         RMB                RMB             RMB            RMB
                                          ------         ---         ---                ---             ---            ---

Balances, January 1,
2004                                    40,000,000      320,000         (319,198)       (9,823,567)        1,014        (9,821,751)
                                                                                                                        ----------
Issue of shares for
     Settlement of loan                  3,800,000       31,491        1,031,409              --            --           1,062,900
                                                                                                                        ----------
Comprehensive income:
   Net profit for the nine
   months ended September                     --           --               --             759,711          --             759,711
   30, 2004
   Currency translation
   adjustments                                --           --               --                --          25,316            25,316
                                        ----------      -------          -------        ----------        ------        ----------
   Total comprehensive
   income                                                                                                                  785,027
                                                                                                                        ----------
Balances, September 30, 2004
                                        43,800,000      351,491          712,211        (9,063,856)       26,330        (7,973,824)
                                        ==========      =======          =======        ==========        ======        ==========
Balances, September
30, 2004-                       US$                      42,417           85,947        (1,093,797)        3,177          (962,256)
                                                        =======          =======        ==========        ======        ==========

See notes to the financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                  NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

                                                            2004           2004         2003
                                                             RMB            US$          RMB
                                                             ---            ---          ---

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net profit (loss)                                       759,711        91,679    (1,103,650)

   Adjustments to reconcile net loss to net cash used
      in operating activities:
      Depreciation                                          50,033         6,038       104,019
      Interest expense to a director                          --            --         107,783
      Changes in operating assets and liabilities,
       net of effects of acquisition:
         Accounts receivable                              (169,635)      (20,471)       (2,674)
         Other current assets                               15,932         1,923          (475)
         Accrued expenses and other
             current liabilities                           (89,645)      (10,818)     (400,058)
         Customer deposits received                        (41,055)       (4,954)      (36,630)
                                                        ----------      --------    ----------
NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES        525,341        63,397    (1,331,685)
                                                        ----------      --------    ----------
CASH FLOWS FROM INVESTING ACTIVITIES:

Purchase of property, plant and equipment                  (36,105)       (4,357)       (9,145)
                                                        ----------      --------    ----------
 NET CASH USED IN INVESTING ACTIVITIES                     (36,105)       (4,357)       (9,145)
                                                        ----------      --------    ----------
CASH FLOWS FROM FINANCING ACTIVITIES:
   Loan from a director                                       --            --       1,283,520
   Loan from a related party                                  --            --       1,069,600
   Increase (Decrease) in loan from a director              21,741         2,623      (297,566)
   Advances from related parties                         1,548,779       186,902     1,790,495
   Repayments to related parties                        (2,102,241)     (253,692)   (2,165,955)
   Repayment of long term debt                             (37,601)       (4,537)      (35,661)
                                                        ----------      --------    ----------
NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES       (569,322)      (68,704)    1,644,433
                                                        ----------      --------    ----------
NET (DECREASE) INCREASE IN
  CASH AND CASH EQUIVALENTS                                (80,086)       (9,664)      303,603

CASH AND CASH EQUIVALENTS, BEGINNING                       139,218        16,800        18,953

EFFECT OF EXCHANGE RATE ON CASH                               (143)          (17)       16,968
                                                        ----------      --------    ----------
CASH AND CASH EQUIVALENTS, ENDING                           58,989         7,119       339,524
                                                        ==========      ========    ==========
NON-CASH TRANSACTION
Conversion of amount due to a related party
  to 3,800,000 shares of common stock of the Company     1,062,900       128,260          -
                                                        ==========      ========    ==========

See notes to the financial statements.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

1. The interim financial statements

The interim financial statements have been prepared by Chinawe.com Inc.
("Chinawe") and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2003 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2004 and 2003 are not necessarily indicative of the operating results for the full year.

2. Organization and merger

The consolidated condensed financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited ("Officeway"); incorporated in the British Virgin
Islands in December 1999, formed for the purpose of acquiring (in March 2000)
its wholly-owned subsidiary, Welcon Info-Tech Limited.

Chinawe Asset Management Limited ("CAM(HK)") (formerly known as Welcon Info-Tech
Limited); incorporated in Hong Kong in September 1997 and changed its name from
Welcon Info-Tech Limited to Chinawe Asset Management Limited in July 2004,
provides subscriber services for the production of website image and business-to-business e-marketplace for small to medium size businesses.

Welcon Info-Tech Limited ("WIT(GZ)"); a joint venture formed in the People's
Republic of China ("PRC") March 2000. CAM(HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years.
The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and business-to-business e-marketplace for small to medium size businesses. The joint venture

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

agreement required CAM(HK) to invest RMB1,056,412 into the joint venture. The
PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to CAM(HK).

3. Summary of significant accounting policies

     (a)  Basis of presentation

          The accompanying financial statements present the financial position of the Company, Officeway, CAM(HK) and WIT(GZ) as of September 30,
          2004, the results of their operations for the three and nine months ended September 30, 2004 and 2003 and cash flows for the nine months ended September 30, 2004 and 2003. All inter-company accounts and transactions have been eliminated on consolidation.

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

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

3. Summary of significant accounting policies (continued)

          Translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate on September 30, 2004 of
          US$1.00 = RMB8.2866. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on
          September 30, 2004 or at any other date.

     (c)  Going concern consideration

          Details of the Company's ability to continue as a going concern are set out in Item 2 of this Form 10-QSB under the heading "Management's
          Discussion and Analysis or Plan of Operation-Liquidity and Capital
          Resources."

4. Property, plant and equipment, net

                                                         September 30, 2004
                                                         ------------------
                                                      RMB                  US$
                                                      ---                  ---
At cost:
Computer equipment                                  188,142              22,704
Leasehold improvement                                40,905               4,936
Motor vehicle                                       346,158              41,773
                                                   --------             -------
                                                    575,205              69,413

Accumulated depreciation                           (532,989)            (64,319)
                                                   --------             -------
                                                     42,216               5,094
                                                   ========             =======

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

5. Long term debt

     Long term debt consists of a bank loan with RMB66,085 outstanding at
     September 30, 2004. The loan is unsecured, bears interest at 5.31% per annum and is repayable in monthly installments of RMB4,563 with final maturity in December 2005. Maturities under the loan are as follows:

                   Year ending                    Amount              Amount
                   September 30                     RMB                  US$
                   ------------                     ---                  ---

                    2005                          52,515               6,337
                    2006                          13,570               1,638
                                                  ------               -----
                                                  66,085               7,975
                                                  ======               =====

6. Related party transactions

     The balances with related parties are as follows:

                                                           September 30, 2004
                                                           ------------------
                                                  Note      RMB           US$
                                                            ---           ---
      Loan from a director, including interest     (a)   1,139,117      137,465
      Advances from other related parties:         (b)
         Shareholders                                    5,971,789      720,656
         PRC party                                          28,685        3,462
                                                         ---------      -------
                                                         7,139,591      861,583
                                                         =========      =======

     (a)  The loan from a director is unsecured, interest bearing and was repayable on June 30, 2004. Interest expenses charged for the nine months ended September 30, 2004 and 2003 were RMB171,290 (US$20,671)
          and RMB107,783 (US$13,007), respectively. The maturity date of this loan was extended until such time as the Company enters into a definitive Services Agreement with Citigroup Financial Products, Inc.
          See "Item 2. Management's Discussion and Analysis or Plan of Operation
          - Liquidity and Capital Resources."

     (b)  Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2004 and 2003, the Company received advances from related parties of
          RMB1,548,779 and RMB1,790,495, respectively. In addition, during the nine months ended September 30, 2004 and 2003, the Company repaid advances of RMB2,102,241 and RMB2,165,955, respectively.

              NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2004 AND 2003
                                   (UNAUDITED)

        The Company occupied office space in a building leased by an affiliate of the Company. Rent expense for each of the nine months ended September
        30, 2004 and 2003 was approximately RMB62,186 and RMB161,964,
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

No income taxes have been provided for CAM(HK) as its assessable profit during the nine months ended September 30, 2004 is wholly absorbed by unrelieved tax losses brought forward from previous years. No income taxes have been provided for WIT(GZ) as it has incurred losses since it began operation in March 2000.

8. Stock plan

     On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through September 30, 2004, no awards have been made under the Plan.

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

Overview - Results of Operations

The Company's financial statements for the nine months ended September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2004, the Company reported a net profit of RMB759,711 (US$91,680) and as of September 30, 2004 had a
shareholders' deficit and a working capital deficit of RMB7,973,824 (US$962,256)
and RMB8,002,470 (US$965,712), respectively.

Three Months Ended September 30, 2004 compared to the Three Months Ended
September 30, 2003

Revenues. Income for the three months ended September 30, 2004 was RMB319,687 as compared to subscription and service income of RMB95,246 for the three months ended September 30, 2003, an increase of 236%. As a result of focusing on the new business of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the Company's e-business has continued to decrease while the Company started to earn asset management revenue in this quarter.

Expenses. Administrative and general expenses for the three months ended
September 30, 2004 were RMB441,953 as compared to RMB532,648 for the three months ended September 30, 2003, a decrease of 17%. The decrease was mainly attributable to the decrease in rental expense. In addition, loan interest decreased from RMB107,783 to RMB65,223 or 39%. This is due to the loan advanced to the Company by a director, for which the Company incurred interest expense of
RMB107,783 payable to such director in the third quarter of 2003 while only
RMB64,234 was incurred in the third quarter of 2004.

As a consequence of the foregoing, we had a loss from operations for the three months ended September 30, 2004 of RMB122,266 as compared to a loss from operations of RMB437,402 for the three months ended September 30, 2003. Our net loss for the three months ended September 30, 2004 was RMB187,466 as compared to a net loss of RMB545,168 for the three months ended September 30, 2003.

Nine Months Ended September 30, 2004 compared to the Nine Months Ended September
30, 2003

Revenues. Income for the nine months ended September 30, 2004 was RMB2,198,014 as compared to subscription and service income of RMB344,304 for the nine months ended September 30, 2003, an increase of 538%. As a result of focusing on the new business of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the Company's e-business has continued to decrease. Other income for the nine months ended September 30, 2004 was RMB21,303 as compared to other income of RMB42 for the nine months ended September 30, 2003, an increase of 507 times.
The increase is due to the write back of rental expenses overprovided for in the fiscal year ended December 31, 2003 of RMB20,000.

Expenses. Administrative and general expenses for the nine months ended
September 30, 2004 were RMB1,284,847 as compared to RMB1,340,213 for the nine months ended September 30, 2003, a decrease of 4%. The decrease is mainly attributable to decrease in rental expense.

As a consequence of the foregoing, we had a profit from operations for the nine months ended September 30, 2004 of RMB913,167 as compared to a loss from operations of RMB995,909 for the nine months ended September 30, 2003. Our net profit for the nine months ended September 30, 2004 was RMB759,711 as compared to a net loss of RMB1,103,650 for the nine months ended September 30, 2003.

Liquidity and Capital Resources

The Company's financial statements for the nine months ended September 30, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2004, the Company reported a net profit of RMB759,711 (US$91,680) and as of September 30, 2004 had a
shareholders' deficit and a working capital deficit of RMB7,973,824 (US$962,256)
and RMB8,002,470 (US$965,712), respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

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

     The Agreement will be in effect for a period of approximately eight months, during which period approval of the requisite Chinese governmental agencies will be sought for the transaction between CFP and Great Wall. Upon receipt of the relevant approvals, it is the intention of CFP and the Company that the Company is to provide substantially the same services for a period covering the resolution of the NPLs (the "Definitive Agreement"). There can
     be no assurance, however, that the relevant approvals will be granted or that CFP will enter into the Definitive Agreement.

     In addition to receiving servicing fees, including a fixed monthly portion and a variable fee based on performance, the servicing arrangement for the
     Huizhou transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the Company to defer any fund raising exercise to a later date when the benefits of such exercise can be maximized. As most of the servicing fees are payable after the closing, the full effect of the Agreement will only be reflected after the closing which is expected to occur by the end of this year. To date, CFP has paid the Company the $100,000 signing fee required by the
     Agreement. In addition to the servicing fees, CFP is obligated to pay the
     Company the sum of $150,000 after the closing. During the period up to the closing, the Company expects to receive service fees on a regular basis.

     The Agreement provides the basis for close cooperation between the Company and CFP for the investment and resolution of non-performing assets in the
     Chinese market. The Company is currently evaluating its involvement in a series of NPLs transactions and more transactions are expected in the near future.

     The Company reached agreement with Great Wall for the employment of certain members from the existing Great Wall team in Guangdong. The Company will continue to hire staff to complement the existing staff which possesses a good mix of industry know-how and local knowledge. Management believes that the combination of in-depth knowledge of China and professional skills in the servicing industry will give the Company a competitive edge in servicing NPLs in China.

     Management believes that the new strategic direction of the Company and the servicing arrangement with CFP will erase doubts on the Company's operating as a going-concern. Barring unforeseen circumstances and conditioned upon execution of the Definitive Agreement, the Company is expected to have a turn around in operating results in the fourth quarter of this year.
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

(3)  Upon entering into the Definitive Agreement, the Company expects to issue an aggregate of five to ten million shares of Common Stock to various finders as compensation for their efforts and contributions in connection with the deal.

(4)  Having entered into the Agreement as mentioned in section (2) above, within the coming months the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the
     Company's working capital and capital expenditure requirements going forward until such time as the transaction between CFP and Great Wall is approved by the requisite Chinese governmental agencies. Thereafter, assuming such approval is given and the Definitive Agreement is executed, the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. In addition, we may seek to raise funds by offering debt or equity to the public. There is no guarantee that we will be able to raise the funds. Thereafter, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses.

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

     We expect to derive a significant portion of revenues in the form of
     Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the nine months ended September 30, 2004 and
     September 30, 2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

Date: November 22, 2004
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

