Form 10KSB
period 2004-12-31
CHINAWE COM INC
filed 2005-04-14
CIK 1043222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB
            (Mark One)

            [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                   For the fiscal year ended December 31, 2004

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
                -----------------------------------------------------------
           (State or other jurisdiction of                  (I.R.S. Employer
          incorporation or organization)                   Identification No.)

    Room 7, 13/F, Block A Fuk Keung Industrial Building 66-68 Tong Mi Road,
                               Kowloon, Hong Kong
    -----------------------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                    Issuer's telephone number: (852) 23810818
                                               --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2)
has been subject to such filing requirements for the past 90 days. Yes /X/ No//.

     Check if there is no disclosure of delinquent filers in response to Item
405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. /X /

     The issuer's revenues for the fiscal year ended December 31, 2004 were
RMB2,521,778 (US$304,324).

     The aggregate market value of the voting common equity held by nonaffiliates (computed by reference to the closing price of such common equity)
on April 13, 2005 was approximately $2,174,591.

     The number of shares of common stock, par value $.001 per share, outstanding as of April 1, 2005 was 43,800,000 shares.

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

                                     PART I

Item 1. Description of Business.

         Chinawe.com Inc. (the "Company", "Chinawe" or "we") (formerly known as
Neo Modern Entertainment Corp.), formed pursuant to the corporation laws of the
State of California on March 19, 1997, is engaged in the business of providing loan servicing and other services relating to non-performing loans ("NPL" or
"NPLs") in The People's Republic of China ("PRC"), enabling e-commerce transactions for small and medium-size producers of goods in the PRC for sale to overseas wholesale customers, and managing assets located in the PRC by attempting to expedite transactions between Chinese operators of these assets and overseas purchasers and joint venturess.

         The Company's financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company reported a net profit of RMB329,554 (US$39,769) and as of December 31, 2004 had a shareholders'
deficit and a working capital deficit of RMB8,421,548 (US$1,016,298) and
RMB8,456,623 (US$1,020,531), respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

      (1)      In September 2001, the Company signed an agreement with China Great
               Wall Asset Management Corporation ("Great Wall"), a PRC
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
               Against this background, the Company has entered into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

      (2)      During the period ended December 31, 2004, the Company entered into an interim Services Agreement (the "Agreement") with Citigroup Financial
               Products Inc., a subsidiary of Citigroup Inc. ("CFP"), to provide loan servicing and other services relating to a pool of NPLs in Huizhou,
               Guangdong Province, China to be purchased by CFP from Great Wall. The
               NPLs to be purchased are valued at US$242 million.

               The Agreement has been in effect while approval of the requisite
               Chinese governmental agencies was sought for the transaction between
               CFP and Great Wall. The final approval was received on April 1, 2005.
               It is the intention of CFP and the Company that a definitive agreement be entered into pursuant to which the Company is to provide substantially the same services for a period covering the resolution of the NPLs (the "Definitive Agreement"). Pursuant to PRC law, the
               Company has set up a new PRC subsidiary to service the NPLs under the
               Definitive Agreement. The Definitive Agreement is expected to be signed within the next month but there can be no assurance, however, that CFP will enter into the Definitive Agreement.

               In addition to receiving servicing fees, including a fixed monthly portion and a viable fee based on performance, the servicing arrangement for the Huizhou transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the Company to defer any fund raising exercise to a later date when the benefits of such exercise can be maximized. As most of the servicing fees are payable after the execution of the
               Definitive Agreement, the full effect of the Agreement will only be reflected after such execution. To date, CFP has paid the Company the
               US$100,000 signing fee required by the Agreement. In addition to the servicing fees, CFP is obligated to pay the Company the sum of
               US$150,000 after the execution of the Definitive Agreement.

               The Agreement provides the basis for close cooperation between the
               Company and CFP for the investment and resolution of non-performing assets in the Chinese market. The Company is currently evaluating its involvement in a series of NPLs transactions and more transactions are expected in the near future.

               The Company reached agreement with Great Wall for the employment of certain members from the existing Great Wall team in Guangdong. The
               Company will continue to add talent to complement the existing staff which possesses a good mix of industry know-how and local knowledge.
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

      (3)      Upon entering into the Definitive Agreement, the Company expects to issue an aggregate of five to ten million shares of its common stock to various finders as compensation for their efforts and contributions in connection with the Definitive Agreement.

      (4)      Having entered into the Agreement as mentioned in section (2) above, the Company has received fees on a regular basis, which have been sufficient to meet the Company's working capital and capital expenditure requirements until the present time. Assuming the
               Definitive Agreement is executed, the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or business. There is no guarantee that we will be able to raise such funds.

         Chinawe currently provides an e-marketplace for business-to-business
e-commerce services for buyers and suppliers of products made in China. The
Company's services enable buyer and supplier members to efficiently and cost-effectively buy and sell products in an open e-marketplace. Chinawe provides product/suppliers search engines, a message board, sample sale, factory outlet and business-related services covering the entire product sales lifecycle.

         Business-to-business activities focus on deriving revenue from one or more of (a) membership fees from members; (b) commissions from the sale of goods sold by members; (c) advertising revenues generated from banner advertising on the website; and (d) advisory and other consulting services. The portal established by Chinawe is based in Hong Kong so that Chinawe believes that it is not subject to restrictions on foreign ownership imposed by the PRC.

         The Company has 15 employees.

         At present, there is limited competition in the provision of servicing
NPLs in China.

         At present, CFP is the only client for whom the Company performs loan servicing and other services relating to NPLs.

Item 2.  Description of Property.

         The Company's headquarters are located in Hong Kong. It has a branch office in Guangzhou, the capital of Guangdong Province of China.

Item 3.  Legal Proceedings.

         We are not engaged in any litigation or governmental proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted to a vote of security holders during the quarter ended December 31, 2004.

                                     Part II

Item 5.  Market for Common Equity, Related Stockholder Matters and Small
         Business Issuer Purchases of Equity Securities.

         Market Information:

(a)      Trading in our shares of Common Stock presently takes place on the OTC
Bulletin Board under the symbol "CHWE".

         The following table sets forth the range of high and low bids for our
Common Stock for our two most recent fiscal years.

                                                           High            Low
                                                           ----            ---
2004
----
January 1, 2004 - March 31, 2004                           .21             .09
April 1, 2004- June 30, 2004                               .26             .09
July 1, 2004- September 30, 2004                           .16             .09
October 1, 2004- December 31, 2004                         .12             .08

2003
----
January 1, 2003 - March 31, 2003                           .12             .02
April 1, 2003 - June 30, 2003                              .07             .03
July 1, 2003 - September 30, 2003                          .30             .04
October 1, 2003 - December 31, 2003                        .18             .08

         The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         On April 13, 2005, our shares of common stock was quoted at $.10 per share.

(b)      The number of holders of our Common Stock was 106 on December 31, 2004, computed by the number of record holders, inclusive of holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview - Results of Operations

         The Company's financial statements for the year ended December 31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company reported a net profit of RMB329,554 (US$39,769) and as of December 31, 2004 had a shareholders'
deficit and a working capital deficit of RMB8,421,548 (US$1,016,298) and
RMB8,456,623 (US$1,020,531), respectively.

         Year Ended December 31, 2004 compared to the Year Ended December 31,
2003

         Revenues. Income for the year ended December 31, 2004 was RMB2,521,778 as compared to subscription and service income of RMB421,970 for the year ended
December 31, 2003, an increase of 498%. As a result of focusing on the new business of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the e-commerce business has continued to decrease while the Company earned income from such new business of RMB2,238,689 for the year ended December 31,
2004. Other income for the year ended December 31, 2004 was RMB21,424 as compared to other income of RMB56 for the year ended December 31, 2003, an increase of 383 times. The increase is due to the write back of rental expenses overprovided for in the fiscal year ended December 31, 2003.

         Expenses. Administrative and general expenses for the year ended
December 31, 2004 were RMB1,815,230 as compared to RMB1,946,773 for the year ended December 31, 2003, a decrease of 7%, resulting mainly from the decrease in rental expense of RMB131,738 during the year. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of RMB236,278 payable to such director in this year compared to
RMB172,082 in 2003.

         Taxation. Income tax expense for the year ended December 31, 2004 amounted to RMB100,499. The amount represents PRC enterprise income tax charged on the deemed profit from the asset management and related services earned in the PRC.

         As a consequence of the foregoing, we had a profit from operations for the year ended December 31, 2004 of RMB649,201 as compared to a loss from operations of RMB1,672,851 for the year ended December 31, 2003. Our net income for the year ended December 31, 2004 was RMB329,554 as compared to a net loss of
RMB1,851,771 for the year ended December 31, 2003.

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

Fluctuations in Quarterly Results

         We have incurred operating losses since inception, and have only recently achieved profitability. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

          o    Government regulation;

          o    Fulfilling contractual obligations under the agreements with
               China Great Wall Asset Management Corporation, CFP and others

          o    Pricing policies of competitors; and

          o    The amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure.

In addition to the factors set forth above, the Company's operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with employees and non-employees.

Liquidity and Capital Resources

            The Company's financial statements for the year ended December 31,
2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2004, the Company reported a net profit of RMB329,554 (US$39,769) and as of December 31, 2004 had
a shareholders' deficit and a working capital deficit of RMB8,421,548
(US$1,016,298) and RMB8,456,623 (US$1,020,531), respectively. Although the
Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

          (1) In September 2001, the Company signed an agreement with China
          Great Wall Asset Management Corporation ("Great Wall"), a PRC
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
          Against this background, the Company has entered into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

          (2) During the period ended December 31, 2004, the Company entered into an interim Services Agreement (the "Agreement") with Citigroup
          Financial Products Inc., a subsidiary of Citigroup Inc. ("CFP"), to provide loan servicing and other services relating to a pool of NPLs in Huizhou, Guangdong Province, China to be purchased by CFP from
          Great Wall. The NPLs to be purchased are valued at US$242 million.

          The Agreement has been in effect while approval of the requisite
          Chinese governmental agencies was sought for the transaction between
          CFP and Great Wall. The final approval was received on April 1, 2005.
          It is the intention of CFP and the Company that the Definitive
          Agreement be entered into pursuant to which the Company is to provide substantially the same services for a period covering the resolution of the NPLs. Pursuant to PRC law, the Company has set up a new PRC
          subsidiary to service the NPLs under the Definitive Agreement. The
          Definitive Agreement is expected to be signed within the next month but there can be no assurance, however, that CFP will enter into the
          Definitive Agreement.

          In addition to receiving servicing fees, including a fixed monthly portion and a viable fee based on performance, the servicing arrangement for the Huizhou transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the Company to defer any fund raising exercise to a later date when the benefits of such exercise can be maximized. As most of the servicing fees are payable after the execution of the
          Definitive Agreement, the full effect of the Agreement will only be reflected after such execution. To date, CFP has paid the Company the
          US$100,000 signing fee required by the Agreement. In addition to the servicing fees, CFP is obligated to pay the Company the sum of
          US$150,000 after the execution of the Definitive Agreement.

          The Agreement provides the basis for close cooperation between the
          Company and CFP for the investment and resolution of non-performing assets in the Chinese market. The Company is currently evaluating its involvement in a series of NPLs transactions and more transactions are expected in the near future.

          The Company reached agreement with Great Wall for the employment of certain members from the existing Great Wall team in Guangdong. The
          Company will continue to add talent to complement the existing staff which possesses a good mix of industry know-how and local knowledge.
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

          (3) Upon entering into the Definitive Agreement, the Company expects to issue an aggregate of five to ten million shares of its common stock to various finders as compensation for their efforts and contributions in connection with the Definitive Agreement.

          (4) Having entered into the Agreement as mentioned in section (2)
          above, the Company has received fees on a regular basis, which have been sufficient to meet the Company's working capital and capital expenditure requirements until the present time. Assuming the
          Definitive Agreement is executed, the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or business. There is no guarantee that we will be able to raise the funds.

Quantitative And Qualitative Disclosures About Market Risk

         We are not exposed to a material level of market risks due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

         We expect to derive a significant portion of revenues in the form of
Renminbi and, therefore, may be exposed to significant foreign currency risks in the future. During the fiscal years ended December 31, 2004 and December 31,
2003, we did not engage in hedging activities to mitigate the impact of changes in foreign exchange rates. We may in the future use foreign currency forward exchange contracts as a vehicle for hedging purposes.

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

         The Company generally recognizes online subscription and service income and assets management and related services income when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable.

         Subscription and service income receivable from members is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of agreements.

         Asset management and related services income is recognized when services are rendered in accordance with the terms of agreements.

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

WE HAVE A HISTORY OF LOSSES, WE HAVE ONLY RECENTLY ACHIEVED PROFITABILITY AND WE
MAY NOT SUSTAIN PROFITABILITY

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

RISK RELATING TO DOING BUSINESS IN CHINA

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

         Not applicable.

Item 8A. Controls and Procedures.

         (a)  Evaluation of Disclosure Controls and Procedures

         Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. As of the end of the fiscal year ended December 31, 2004, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's
         Chief Executive Officer and Chief Financial Officer, of the
         effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that

         evaluation, the Chief Executive Officer and Chief Financial Officer
         concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company's periodic Securities and Exchange
         Commission ("SEC") filings.

         (b)      Changes in Internal Controls

         There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.
         Management is aware that there is a lack of segregation of duties due to the small number of employees dealing with general administrative and financial matters. However, management has decided that considering the employees involved and the control procedures in place, risks associated with such lack of segregation are insignificant and the potential benefits of adding employees to clearly segregate duties do not justify the expenses associated with such increases.

Item 8B. Other Information.

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

Name                               Nationality     Age    Title
----                               -----------     ---    -----

Mr. Wai, Man Keung Alan            Hong Kong       44     Chief Executive Officer, Chairman of the Board
                                                          and President
Mr. Wai, Man Ying Ken              Canadian        39     Vice President, Director
Mr. Yiu, Barry                     Chinese         40     Vice President, Director
Ms. Chu,Vivian Wai Wa              Australian      34     Chief Financial Officer, Secretary and Director
Mr. Lee, Conway Kong Wai           Australian      49     Non-executive Director

         The following is a brief account of the business experience of the above mentioned individuals. References to "our Company" and "since its incorporation" in the following description refer to Gonet Associates Limited and affiliates and not Neo Modern Entertainment Corp. ("Neo Modern") as it
existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.

Mr. Wai, Man Keung Alan is the founder of our Company and has been the Chairman,
CEO & President of our Company since its incorporation. He is responsible for our overall strategic planning and development. Mr. Wai has over 15 years of entrepreneur experience in business development and administration. Prior to founding Welcon Info-Tech in 1997, Mr. Wai was engaged in the property development and construction industry for over 15 years. Under his leadership and management, the Group has grown and expanded quickly in Hong Kong and China.
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

Ms. Chu, Vivian Wai Wa has been our Chief Secretary and a Director since she joined us in 1997. She became Chief Financial Officer in August 2002. She has accumulated her skills from managing diversified areas and is responsible for the Company's administrative affairs. She obtained her degrees (Bachelor of
Economics and Bachelor of Arts in Asian Studies) from The Australian National
University in 1992. Ms. Chu is the spouse of Mr. Wai Man Ying Ken.

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

         Each of the Company's executive officers is to serve until the next
Annual Meeting of Shareholders or until his or her earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

         Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the SEC on the SEC's Forms 3, 4 and 5. Based on the Company
not having recieved copies of such forms, the Company believes that no officers, directors and owners of greater than 10% of the Company's common stock engaged in any transactions in the Company's common stock during the fiscal year ended
December 31, 2004.

Code of Ethics

         The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financiual
Officer, Controller and any person performing similar functions) and employees.
The Company has filed a copy of this Code of Ethics as Exhibit 14 to its Annual
Report on Form 10-KSB for the year ended December 31, 2003.

Audit Committee Financial Expert.

         The Company does not have a standing Audit Committee and, accordingly, does not have an "Audit Committee Financial Expert" within the meaning of the rules and regulations of the SEC.

Item 10.  Executive Compensation.

         The following table sets forth for the fiscal year indicated the compensation paid by our Company to the Chief Executive Officer. No other executive officer received a total annual salary and bonus exceeding $100,000.

Name and Principal Position                     Year               Salary

Man Keung Alan Wai                              2004               $0

                                                2003                0

                                                2002                0

Item 11. Security Ownership of Certain Beneficial Owners and Management and
         Related Stockholder Matters.

         The following table sets forth information as of April 1, 2005, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common
Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                                Percent of Outstanding
Name of Beneficial Owner (1)             Amount of Beneficial Ownership         Shares of Class Owned
----------------------------             ------------------------------         ---------------------

Gonet Associates Ltd.                               22,054,090                                 55.1
Man Keung  Alan Wai (2)                             22,054,090                                 55.1
Man Ying Ken Wai                                             0                                  0
Barry Yiu                                                    0                                  0
Vivian Wai Wa Chu                                            0                                  0
Charter One Investments Limited(3)                   3,800,000                                  8.7
All officers  and  directors as a group             22,054,090                                 55.1
(through ownership of Gonet)(4 persons)

1. The address for each of the officers and directors of the Company is c/o our corporate headquarters in Hong Kong.

2. Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

3. The address for Charter One Investments Limited is P.O. Box 957, Offshore
Incorporations Centre, Road Town, Tortola, British Virgin Islands.

         The following table sets forth information as of December 31, 2004 with respect to compensation plans (including individual compensation arrangements)
under which shares of the Company's Common Stock are authorized for issuance:

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
No awards have been made under the Plan as of the date of this Annual Report.

Item 12.  Certain Relationships and Related Transactions.

          None.

Item 13.  Exhibits.

Documents filed as part of this Report:

1. Financial Statements of Chinawe.com Inc.:

          Report of Independent Registered Public Accounting Firm
          Consolidated Statements of Operations
          Consolidated Balance Sheet

          Consolidated Statements of Changes in Stockholders' Deficit
          Consolidated Statements of Cash Flows
          Notes to and Forming Part of the Financial Statements

2. Exhibits and Index:

              Exhibit
              No.                  Description

              3.(i)                Articles of Incorporation. (1)
              3.(ii)               By-Laws. (1)
              3.(iii)              Merger Agreement & Plan of Reorganization dated as of October 17, 2000 (2)
              10.1                 Chinawe.com Inc. 2001 Restricted Stock Plan (3)
              10.2                 Services Agreement dated April 29, 2004, by and between Citigroup Financial Products
                                   Inc. and Chinawe.com Inc. (4)
              14                   Code of Ethics (5)
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
              31.1                 Rule 13a-14(a)/15d-14(a) Certification
              31.2                 Rule 13a-14(a)/15d-14(a) Certification
              32.1                 Section 1350 Certification of Chief Executive Officer
              32.2                 Section 1350 Certification of Chief Financial Officer

              -----------------

         1 Filed as an exhibit to our Company's Form 10-SB, as filed with the
         Securities and Exchange Commission on May 19, 2000 and hereby incorporated by reference herein.
         2 Filed as an exhibit to our Company's Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001 and
         hereby incorporated by reference herein.
         3 Filed as an exhibit to our Company's Form S-8, as filed with the
         Securities and Exchange Commission on October 17, 2001 and hereby incorporated by reference herein.
         4 Filed as an exhibit to our Company's Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 23, 2004
         and incorporated by reference herein.
         5 Filed as an exhibit to our Company's Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2004 and
         hereby incorporated by reference herein

         Item 14.  Principal Accountant Fees and Services.

         Audit Fees.

                  The aggregate fees billed for the fiscal years ended December
         31, 2004 and 2003 for professional services rendered by Moores Rowland
         Mazars for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form
         10-QSB were $23,500 and $22,500, respectively.

         Audit-Related Fees.

                  The aggregate fees billed for the fiscal years ended December
         31, 2004 and 2003 for assurance and related services rendered by Moores
         Rowland Mazars related to the performance of the audit or review of our financial statements were $0 and $0, respectively.

         Tax Fees.

                  The aggregate fees billed for the fiscal years ended December
         31, 2004 and 2003 for services rendered by Moores Rowland Mazars in connection with the preparation of our tax returns were $0 and $0, respectively.

         All Other Fees

                  Moores Rowland Mazars did not provide any other services to the Company in either of the fiscal years ended December 31, 2004 and
         December 31, 2003.

CHINAWE.COM INC.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------
Years ended December 31, 2004 and 2003

                                    CONTENTS

Report of Independent Registered Public Accounting Firm                    F1

Consolidated Statements of Operations                                      F2

Consolidated Balance Sheet                                                 F3

Consolidated Statements of Changes in Stockholders' Deficit                F4

Consolidated Statements of Cash Flows                                      F5

Notes to and Forming Part of the Financial Statements                   F6 - F12

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheet of Chinawe.com Inc.
as of December 31, 2004 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December
2004 and 2003. These financial statements are the responsibility of the
Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2004 and the results of its operations and its cash flows for the years ended
December 2004 and 2003, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the
Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company had negative working capital and stockholders'
deficit as of December 31, 2004 of RMB8,456,623 (US$1,020,531) and RMB8,421,548
(US$1,016,298) respectively, which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORES ROWLAND MAZARS
Chartered Accountants
Certified Public Accountants
Hong Kong
April 14, 2005

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF OPERATIONS
--------------------------------------------------------------------------------

                                                                              YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                     NOTE               2004                  2004                2003
                                                                         US$                   RMB                 RMB

OPERATING REVENUES
On-line services                                                      34,163               283,089             421,970
Asset management and related services                                270,161             2,238,689                   -
                                                            ----------------      ----------------    ----------------

                                                                     304,324             2,521,778             421,970

Depreciation                                                          (6,921)              (57,347)           (148,048)
Administrative and general expenses                                 (219,059)           (1,815,230)         (1,946,773)
                                                              ----------------      ----------------    ---------------

INCOME (LOSS) FROM OPERATIONS                                         78,344               649,201          (1,672,851)

NON-OPERATING INCOME (EXPENSE)
Interest                                                             (29,032)             (240,572)           (178,976)
Other income                                                           2,585                21,424                  56
                                                              ----------------      ----------------    ---------------

INCOME (LOSS) BEFORE INCOME TAXES                                     51,897               430,053          (1,851,771)

Income tax expense                                                   (12,128)             (100,499)                  -
                                                              ----------------      ----------------    ---------------

NET INCOME (LOSS)                                                     39,769               329,554          (1,851,771)
                                                              ================      ================    ===============

Basic and diluted net income (loss) per share of
   common stock                                      2(i)               0.00                  0.01               (0.05)
                                                              ================      ================    ===============

Weighted average number of shares of common
   stock outstanding                                              43,156,284            43,156,284          40,000,000
                                                              ================      ================    ===============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

CONSOLIDATED BALANCE SHEET
--------------------------------------------------------------------------------

                                                                                           AS OF DECEMBER 31, 2004
                                                                                    ------------------------------------
ASSETS                                                                    NOTE                 US$                RMB

CURRENT ASSETS
Cash and cash equivalents                                                                   14,929            123,712
Accounts receivable, net of allowance for doubtful accounts of
    RMB17,176 (US$2,073)                                                                    12,021             99,612
Prepayments, deposits and other debtors                                                      3,735             30,954
                                                                                    ---------------    -----------------

TOTAL CURRENT ASSETS                                                                        30,685            254,278

Property, plant and equipment, net                                         3                 4,233             35,075
                                                                                    ---------------    -----------------

TOTAL ASSETS                                                                                34,918            289,353
                                                                                    ===============    =================

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Customer deposits received                                                                  15,018            124,447
Accrued expenses and other current liabilities                                             148,436          1,230,017
Current portion of long-term debt                                          4                 6,422             53,216
Due to related parties                                                     6               869,212          7,202,722
Income tax payable                                                                          12,128            100,499
                                                                                    ---------------    -----------------

TOTAL CURRENT LIABILITIES                                                                1,051,216          8,710,901
                                                                                    ---------------    -----------------

STOCKHOLDERS' DEFICIT
Preferred stock, par value US$0.001 per share; authorized
    20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000
    shares; issued and outstanding 43,800,000 shares                                        42,417            351,491
Capital in excess of par                                                                    85,948            712,211
Accumulated losses                                                                      (1,145,721)        (9,494,013)
Accumulated other comprehensive income                                                       1,058              8,763
                                                                                    ---------------    -----------------

Total stockholders' deficit                                                             (1,016,298)        (8,421,548)
                                                                                    ---------------    -----------------

Total liabilities and stockholders' deficit                                                 34,918            289,353
                                                                                    ===============    =================

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                      COMMON STOCK
                               ---------------------------
                                                                                                 ACCUMULATED
                                                                                                       OTHER
                                                              ADDITIONAL                       COMPREHENSIVE
                                      NUMBER                     PAID-IN       ACCUMULATED            INCOME
                                   OF SHARES      AMOUNT         CAPITAL            LOSSES            (LOSS)         TOTAL
                                                     RMB             RMB               RMB               RMB           RMB

Balance as of January 1, 2003     40,000,000     320,000       (319,198)       (7,971,796)            16,924    (7,954,070)

Comprehensive loss:
   Net loss for the year                   -           -              -        (1,851,771)                 -    (1,851,771)
   Currency translation
   adjustment                              -           -              -                 -            (15,910)      (15,910)
                                  -----------   ---------    -----------       -----------       ------------  ------------

Total comprehensive loss                                                                                        (1,867,681)
                                                                                                                -----------
Balance as of December 31,
   2003                           40,000,000     320,000       (319,198)       (9,823,567)             1,014    (9,821,751)

Issuance of shares for
   settlement of loan              3,800,000      31,491      1,031,409                 -                  -     1,062,900

Comprehensive income:
   Net income for the year                 -           -              -           329,554                  -       329,554
   Currency translation
   adjustment                              -           -              -                 -              7,749         7,749
                                  -----------   ---------    -----------       -----------       ------------  ------------

Total comprehensive income                                                                                         337,303
                                                                                                               ------------
BALANCE AS OF DECEMBER 31,
   2004                           43,800,000     351,491        712,211        (9,494,013)             8,763    (8,421,548)
                                  ===========   =========    ===========       ===========       ============  ============

BALANCE AS OF DECEMBER 31,
   2004                                  US$      42,417         85,948        (1,145,721)             1,058    (1,016,298)
                                                =========    ===========       ===========       ============  ============

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                              YEAR ENDED DECEMBER 31,
                                                              ---------------------------------------------------------
                                                                         2004                2004               2003
                                                                          US$                 RMB                RMB

CASH FLOWS FROM OPERATING ACTIVITIES
Net income (loss)                                                      39,769             329,554         (1,851,771)
Adjustments to reconcile net income (loss) to net cash
    provided by (used in) operating activities:
    Depreciation                                                        6,921              57,347            148,048
    Exchange gain on settlement of loan                                  (349)             (2,900)                 -
    Changes in operating assets and liabilities:
       Accounts receivable, net                                       (10,000)            (82,865)             1,601
       Prepayments, deposits and other debtors                          3,922              32,502             (1,159)
       Customer deposits received                                      (6,138)            (50,865)           (57,433)
       Accrued expenses and other current liabilities                  20,484             169,740            (33,848)
       Income tax payable                                              12,128             100,499                  -
                                                              -----------------   -----------------    ----------------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES                    66,737             553,012         (1,794,562)
                                                              -----------------   -----------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                              (4,370)            (36,220)            (9,125)
                                                              -----------------   -----------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                            (6,090)            (50,470)           (47,866)
Advance from related parties                                          243,450           2,017,351          3,634,949
Repayment to related parties                                         (305,930)         (2,535,088)        (1,663,180)
Loan from director                                                      4,365              36,166                  -
                                                              -----------------   -----------------    ----------------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES                   (64,205)           (532,041)         1,923,903
                                                              -----------------   -----------------    ----------------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                   (1,838)            (15,249)           120,216
Cash and cash equivalents, beginning of year                           16,800             139,218             18,953
Effect of exchange rate changes                                           (33)               (257)                49
                                                              -----------------   -----------------    ----------------

CASH AND CASH EQUIVALENTS, END OF YEAR                                 14,929             123,712            139,218
                                                              =================   =================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    518               4,289              6,894
                                                              =================   =================    ================

NON-CASH TRANSACTION
Issuance of 3,800,000 shares of common stock of the
    Company for settlement of a loan from a related party             128,269           1,062,900                   -
                                                              =================   =================    ================

The accompanying notes are an integral part of these financial statements.
--------------------------------------------------------------------------------

CHINAWE.COM INC.

NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

1.       DESCRIPTION OF BUSINESS

         Chinawe.com Inc. ("Chinawe") was incorporated under the laws of the
         State of California. After recapitalization in 2001, Chinawe and its subsidiaries (collectively referred to as the "Company") are engaged in the business of enabling e-commerce transactions for small and medium-size producers of goods in Mainland China for sale to overseas wholesale customers, and managing assets located in the People's
         Republic of China ("PRC").

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         (a)   Basis of accounting

               The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of
               America ("US"). The financial statements are presented in
               Renminbi ("RMB") which is the Company's functional currency as the Company's operations are primarily located in the PRC.

         (b)   Going concern considerations

               The Company's financial statements for the year ended December
               31, 2004 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2004, the Company had negative working capital and stockholders' deficit of RMB8,456,623 (US$1,020,531) and
               RMB8,421,548 (US$1,016,298) respectively, which raise substantial doubt about its ability to continue as a going concern.
               Management's plans to address these concerns are set out in Item
               6 of this Form 10-KSB under the heading "Management Discussion and Analysis or Plan of Operation - Liquidity and capital
               resources".

         (c)   Principles of consolidation

               The financial statements include the accounts of Chinawe and its subsidiaries. All material inter-company balances and
               transactions have been eliminated on consolidation.

         (d)   Cash and cash equivalents

               The Company considers all highly liquid investments purchased with an original maturity of three months or less that are readily convertible into known amount of cash to be cash
               equivalents.

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

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

         (g)   Revenue recognition

               The Company generally recognizes online subscription and service income and assets management and related services income when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable.

               Subscription and service income receivable from members is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of agreements.

               Asset management and related services income is recognized when services are rendered in accordance with the terms of agreements.

         (h)   Income taxes

               Provision for income and other taxes has been made in accordance with the tax rates and laws in which the Company operates.

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

         (i)   Loss per common share

               Statement of Financial Accounting Standard ("SFAS") No. 128,
               "Earnings per Share", requires dual presentation of basic and diluted earnings per share ("EPS") with a reconciliation of the numerator and denominator of the EPS computations. Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings per share in 2004 or 2003.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (j)   Foreign currency translation

               Transactions in currencies other than functional currencies are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the consolidated statement of operations.

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

               For illustrative purposes, the exchange rate adopted for the presentation of financial information as of and for the year ended December 31, 2004 has been made at RMB8.2865 to US$1.00 No representation is made that the RMB amounts could have been, or could be, converted into United States Dollars at that rate on
               December 31, 2004 or at any other rate.

         (k)   Use of estimates

               The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates includes provisions for doubtful accounts, sales returns and allowances, long-lived assets and deferred incomes taxes. Actual results could differ from those estimates.

         (l)   Fair value of financial instruments

               The estimated fair values for financial instruments under SFAS
               No. 107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash,
               accounts receivable and accounts payable, approximate their carrying value in the financial statements.

         (m)   Comprehensive income (loss)

               SFAS No. 130, "Reporting Comprehensive Income", establishes requirements for disclosure of comprehensive income which
               includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The
               Company's components of comprehensive income (loss) include net profit (loss) for the year and foreign currency translation adjustments.

2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

         (n)   Related parties

               Parties are considered to be related if one party has the
               ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

         (o)   New accounting pronouncements

               There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.

3.       PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are summarized as follows:

                                                AS OF DECEMBER 31, 2004
                                          -------------------------------------
                                                     US$                  RMB

         Computer equipment                       23,819              197,384
         Leasehold improvements                    4,936               40,905
         Motor vehicles                           41,773              346,158
                                          -----------------    ----------------

                                                  70,528              584,447

         Accumulated depreciation                (66,292)            (549,346)
         Currency translation adjustment              (3)                 (26)
                                         -----------------    ----------------

         Net                                       4,233               35,075
                                          =================    ================

4.       LONG TERM DEBT

         Long term debt represents a bank loan with RMB53,216 (US$6,422)
         outstanding as of December 31, 2004. The loan is unsecured, bearing interest at 5.31% per annum and is repayable in monthly installments of
         RMB4,563 with a final installment due in December 2005.

5.       INCOME TAXES

         It is management's intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

         The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

5.       INCOME TAXES (CONTINUED)

         Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

         Companies that carry on business and derive income in Hong Kong are subject to Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to national income tax at 30% and local income tax at 3%. The income tax expense for the year represents PRC enterprise income tax charged on the deemed profit earned in the PRC.

         No income taxes have been provided for Chinawe Assets Management
         Limited and Welcon Info-Tech Limited (GZ) as they incurred losses since commencement of operations.

         The reconciliation between the effective tax rate and the statutory US federal income tax rate is as follows:

                                                                                          YEAR ENDED DECEMBER 31,
                                                                                     ----------------------------------
                                                                                              2004              2003
                                                                                           % OF PRE-       % of Pre-
                                                                                          TAX INCOME      tax income

        Computed "expected" tax expense (benefit)                                               34               (34)
        Differences in tax rates in the countries that the Company operates                      3                 9
        Operating losses for which a benefit has not been recognized                            60                25
        Tax-exempt revenue                                                                     (77)                -
                                                                                     ---------------   ----------------

                                                                                                20                 -
                                                                                     ===============   ================

         The Company's deferred tax assets are as follows:

                                                                                          AS OF DECEMBER 31, 2004
                                                                                     ----------------------------------
                                                                                               US$                 RMB

         Hong Kong operating loss carry forward                                             70,368             583,102
         PRC operating loss carry forward                                                   51,579             427,411
         Deferred tax assets valuation allowance                                          (121,947)         (1,010,513)
                                                                                     --------------     ---------------

         Net deferred tax assets                                                                 -                   -
                                                                                     ==============     ===============

         As of December 31, 2004, the Company had Hong Kong and PRC operating loss carryforwards of approximately RMB3,332,010 and RMB1,295,184 respectively. Hong Kong losses are available to carryforward indefinitely and the PRC losses are available to carryforward for five years. Management has provided a full allowance for the deferred tax assets as it is more likely than not that the assets will not be realized.

6.       RELATED PARTY BALANCES AND TRANSACTIONS

         The balances with related parties are as follows:

                                                                 AS OF DECEMBER 31, 2004
                                                             ---------------------------------
                                                       NOTE            US$                RMB

         Loan from a director, including interest      (a)         139,639          1,157,118
         Advances from stockholders                    (b)         726,111          6,016,919
         Advances from PRC party *                     (b)           3,462             28,685
                                                             --------------     --------------

                                                                   869,212          7,202,722
                                                             ==============     ==============

       *   The PRC party is a joint venture partner of the Company for a
           Sino-foreign co-operative joint venture established in the PRC.

         Note:

         (a)    The loan from a director is unsecured, interest bearing and repayable on June 30, 2004. Interest expense charged for the years ended December 31, 2004 and 2003 was RMB236,278
                (US$28,514) and RMB172,082 (US$20,766) respectively. The
                maturity date of this loan was extended until such time as the
                Company enters into a definitive service agreement with
                Citigroup Financial Products, Inc (the "Definitive Agreement").

         (b)    The amounts due are unsecured, interest-free and repayable on demand.

         During the year ended December 31, 2004, the Company received advances from related parties of RMB2,017,350. The Company also repaid advances of RMB2,535,088.

         The Company occupied office space in a building leased by the PRC party. Rental expense for the years ended December 31, 2004 and 2003 was approximately RMB88,238 (US$10,648) and RMB120,000 (US$14,481)
         respectively.

7.       RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

         Following the introduction of the Mandatory Provident Fund Schemes
         Ordinance ("MPFO") in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since
         December 1, 2000. Both the Company and its employees make monthly contributions to the fund at 5% of the employees' earnings as defined under the MPFO. The contributions of the Company and the employees are subject to a cap of HK$1,000 (RMB1,066) per month and thereafter contributions are voluntary.

         As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees at 11% of the basic salary of its employees. The state-sponsored retirement plan is responsible for the entire pension obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.

         During the years ended December 31, 2004 and 2003, the aggregate amount of the Company's contributions amounted to RMB39,512 and RMB41,625 respectively.

8.       STOCK PLAN

         On July 25, 2001 the Board of Directors approved the Chinawe.com Inc.
         2001 Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the Company's common stock have been reserved for award under the
         Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through
         2004, no awards have been made under the Plan.

9.       SUBSEQUENT  EVENTS

         Subsequent to the balance sheet date, the Company established a wholly-owned subsidiary in the PRC with registered capital of
         HK$1,000,000 (RMB1,065,800) for the purposes of carrying out the asset management business upon signing of the Definitive Agreement. As of the date of this report, no contribution of capital has been made by the
         Company and the subsidiary has not yet commenced business.

10.      RISK CONSIDERATIONS

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

Date:  April 14, 2005

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                              TITLE                                                 DATE

/s/ Man Keung Wai                       Chairman of the Board, Chief Executive Officer        April 14, 2005
-----------------                       and Director (Principal Executive Officer and
Man Keung Wai                           Principal Financial Officer)

/s/ Man Ying Ken Wai                    Vice President of Marketing, Director                 April 14, 2005
--------------------
Man Ying Ken Wai

/s/ Vivian Wai Wa Chu                   Chief Financial Officer, Secretary and Director       April 14, 2005
---------------------
Vivian Wai Wa Chu

/s/ Barry Yiu                           Vice President and Director                           April 14, 2005
-------------
Barru Yiu

                                       20