Form 10QSB
period 2005-03-31
CHINAWE COM INC
filed 2005-05-23
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934
                  For the quarterly period ended March 31, 2005

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

                                Chinawe.com Inc.
                              Room 7, 13/F, Block A
                       Fuk Keung Industrial Building 66-68
                        Tong Mi Road, Kowloon, Hong Kong
                    (Address of principal executive offices)

                                 (852) 23810818
                           ---------------------------
                           (Issuer's telephone number)

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days Yes [X] No [ ]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 15, 2005 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
         March 31, 2005 (Unaudited)                                          3

         Consolidated Condensed Statements of Operations for
         the Three Months Ended March 31, 2005 (Unaudited)
         and March 31, 2004 (Unaudited)                                      4

         Consolidated Condensed Statements of Changes in
         Stockholders' Deficit for the Three Months Ended
         March 31, 2005 (Unaudited)                                          5

         Consolidated Condensed Statements of Cash Flows for
         the Three Months Ended March 31, 2005 (Unaudited)
         and March 31, 2004 (Unaudited)                                      6

         Notes to Consolidated Condensed Financial Statements                7

Item 2.  Management's Discussion and Analysis or Plan of Operation          13

Item 3.  Controls and Procedures                                            20

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                           22

SIGNATURES                                                                  23

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                              AS OF MARCH 31, 2005
                                   (UNAUDITED)


                                                              Note           US$             RMB
                                                                             ---             ---

ASSETS
Current assets:
   Cash and cash equivalents                                               216,067        1,790,447
   Accounts receivable, net of allowance
         for doubtful accounts of RMB17,176 (US$2,073)                      22,015          182,437
   Prepayments, deposits and other debtors                                   9,285           76,950
                                                                        ----------       ----------

   Total current assets                                                    247,367        2,049,834

Property, plant and equipment, net                             5             3,673           30,434
                                                                        ----------       ----------
TOTAL ASSETS                                                               251,040        2,080,268
                                                                        ==========       ==========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Customer deposits received                                               15,377          127,423
   Accrued expenses and other current liabilities                          156,432        1,296,277
   Current portion of long-term debt                                         5,375           44,542
   Due to related parties                                      6           846,224        7,012,236
   Income tax payable                                          7            22,001          182,312
                                                                        ----------       ----------
   Total current liabilities                                             1,045,409        8,662,790
                                                                        ----------       ----------
Stockholders' deficit:
   Preferred stock, par value US$0.001 per share,
     authorized 20,000,000 shares, none issued
   Common stock, par value US$0.001 per share,
     authorized 100,000,000 shares; issued
    and outstanding 43,800,000 shares                                       42,417          351,491
   Capital in excess of par                                                 85,948          712,211
   Accumulated losses                                                     (925,339)      (7,667,811)
   Accumulated other comprehensive income                                    2,605           21,587
                                                                        ----------       ----------
Total stockholders' deficit                                               (794,369)      (6,582,522)
                                                                        ----------       ----------
TOTAL LIABILITIES AND
  STOCKHOLDERS' DEFICIT                                                    251,040        2,080,268
                                                                        ==========       ==========


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



                                                                                Three months ended March 31,
                                                                   ------------------------------------------------------
                                                                             2005                2005                2004
                                                     Note                     US$                 RMB                 RMB

OPERATING REVENUES
On-line services                                                            5,956              49,358              67,079
Asset management and related services                                     288,034           2,386,796                   -
                                                                   --------------      --------------      --------------
                                                                          293,990           2,436,154              67,079

Depreciation                                                                 (547)             (4,532)            (31,393)
Administrative and general expenses                                       (55,977)           (463,855)           (395,775)
                                                                   --------------      --------------      --------------
INCOME (LOSS) FROM OPERATIONS                                             237,466           1,967,767            (360,089)

NON-OPERATING INCOME (EXPENSE)
Interest                                                                   (7,807)            (64,692)            (65,587)
Other income                                                                  596               4,940              21,267
                                                                   --------------      --------------      --------------
INCOME (LOSS) BEFORE INCOME TAXES                                         230,255           1,908,015            (404,409)

Income tax expense                                    7                    (9,873)            (81,813)                  -
                                                                   --------------      --------------      --------------
NET INCOME (LOSS)                                                         220,382           1,826,202            (404,409)
                                                                   ==============      ==============      ==============
Basic and diluted net income (loss) per share of
   common stock                                                              0.01                0.04               (0.01)
                                                                   ==============      ==============      ==============
Weighted average number of shares of common
   stock outstanding                                                   43,800,000          43,800,000          41,210,989
                                                                   ==============      ==============      ==============


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                        CONSOLIDATED CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED MARCH 31, 2005
                                   (UNAUDITED)



                                                                                                Accumulated
                                        Common stock           Capital in                             other             Total
                                --------------------------      excess of     Accumulated     comprehensive     Stockholders'
                                  Number of        Amount             par          losses            income         (deficit)
                                     Shares           RMB             RMB             RMB               RMB               RMB
                                ------------   -----------   -------------   -------------   ---------------   ---------------

Balances as of January 1,
  2005                           43,800,000       351,491         712,211      (9,494,013)            8,763        (8,421,548)

Comprehensive income:
  Net income for period                   -             -               -       1,826,202                 -         1,826,202
  Currency translation
    adjustments                           -             -               -               -            12,824            12,824
                                ------------   -----------   -------------   -------------   ---------------   ---------------

Total comprehensive income                                                                                          1,839,026
                                                                                                               ---------------
Balances as of March 31,
  2005                           43,800,000       351,491         712,211      (7,667,811)           21,587        (6,582,522)
                                ============   ===========   =============   =============   ===============   ===============

Balances as of March 31,
   2005                    US$                     42,417          85,948        (925,339)            2,605          (794,369)
                                               ===========   =============   =============   ===============   ===============


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                            STATEMENTS OF CASH FLOWS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)



                                                           2005             2005              2004
                                                            US$              RMB               RMB

CASH FLOWS FROM OPERATING ACTIVITIES:
   Net income (loss)                                     220,382        1,826,202          (404,409)

   Adjustments to reconcile net income (loss)
      to net cash provided by (used in)
      operating activities:
      Depreciation                                           547            4,532            31,393
      Changes in operating assets and liabilities:
         Accounts receivable, net                        (10,000)         (82,866)                -
         Prepayments, deposits and other debtors          (5,551)         (46,000)           20,000
         Accrued expenses and other                          360            2,976            89,118
            current liabilities
         Income tax payable                                9,873           81,813                 -
         Customer deposits received                        8,236           68,249           (24,251)
                                                      ----------       ----------        ----------

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES      223,847        1,854,906          (288,149)
                                                      ----------       ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Increase in loan from a director                        6,150           50,959            14,391
   Advance from related parties                           64,150          531,580           693,858
   Repayment to related parties                          (91,923)        (761,717)         (485,679)
   Repayment of long-term debt                            (1,047)          (8,674)          (12,368)
                                                      ----------       ----------        ----------

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES      (22,670)        (187,852)          210,202
                                                      ----------       ----------        ----------

NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                              201,177        1,667,054           (77,947)

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD            14,929          123,712           139,218

EFFECT OF EXCHANGE RATE CHANGES                              (39)            (319)             (528)
                                                      ----------       ----------        ----------

CASH AND CASH EQUIVALENTS, END OF PERIOD                 216,067        1,790,447            60,743
                                                      ==========       ==========        ==========

SUPPLMENTAL DISCLOSURE OF CASH FLOW
INFORMATION
Cash paid for interest                                    7,807            64,692            51,196
                                                      ==========       ==========        ==========

NON-CASH TRANSACTION
Conversion of amount due to a related party
  to 3,800,000 shares of common stock of the Company          -                 -         1,062,900
                                                      ==========       ==========        ==========


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

1.   The interim financial statements

     The accompanying financial statements have been prepared by Chinawe.com
     Inc. ("Chinawe") and its subsidiaries (collectively referred to as the
     "Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on
     Form 10-KSB for the year ended December 31, 2004 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the
     10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31,
     2005 are not necessarily indicative of the operating results for the full year.

2.   Description of business

     The Company was incorporated under the laws of the State of California.
     After recapitalization in 2001, the Company has been engaged in the business of enabling e-commerce transactions for small and medium-size producers of goods in Mainland China for sale to overseas wholesale customers and managing assets located in the People's Republic of China
     ("PRC"). See "Item 2. Management's Discussion and Analysis or Plan of
     Operation - Liquidity and Capital Resources".

3.   Organization

     The consolidated condensed financial statements include the accounts of
     Chinawe and the following subsidiaries:

     Officeway Technology Limited; incorporated in the British Virgin Islands in
     December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Welcon Info-Tech Limited (now known as "Chinawe
     Asset Management Limited").

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2005 AND 2004
(UNAUDITED)

     Chinawe Asset Management Limited ("CAM(HK)") (formerly known as Welcon
     Info-Tech Limited); incorporated in Hong Kong in June 1997, provides loan servicing and other services relating to non-performing loans ("NPL" or
     "NPLs") in the PRC and subscriber services for the production of website image and business-to-business e-marketplace for small-to-medium size businesses.

     Welcon Info-Tech Limited ("WIT(GZ)"); a joint venture formed in the PRC in
     March 2000. CAM(HK) entered into a joint venture agreement with Guangzhou
     Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC
     Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and
     business-to-business e-marketplace for small-to-medium size businesses. The joint venture agreement required CAM(HK) to invest RMB1,056,412 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of RMB100,000. All profits or losses, net of service fees from the joint venture are to be allocated to CAM(HK).

     Chinawe Asset Management (PRC) Limited ("CAM(PRC)"); established in the PRC in April 2005 to service the NPLs under a Services Agreement with Huizhou
     One Limited. See Note 9 "Subsequent Events."

4.   Summary of significant accounting policies

     (a)  Basis of presentation

          Theaccompanying financial statements present the financial position of the Company as of March 31, 2005 and its results of operations and cash flows for the three months ended March 31, 2005 and 2004. All inter-company accounts and transactions have been eliminated in consolidation.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

     (b)  Translation of foreign currencies

          Transactions in currencies other than functional currencies during the periods are translated into the respective functional currencies at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than functional currencies are translated into respective functional currencies at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the consolidated statement of operations.

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

          Translation of amounts from RMB into US$ for the convenience of the reader has been made at the exchange rate on March 31, 2005 of US$1.00
          = RMB8.2865. No representation is made that the RMB amounts could have been, or could be, converted into US$ at that rate on March 31, 2005 or at any other date.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

     (c)  Going concern consideration

          Details of the Company's ability to continue as a going concern are set out in Item 2 of this Form 10-QSB under the heading "Management's
          Discussion and Analysis or Plan of Operation-Liquidity and Capital
          Resources."

5.   Property, plant and equipment

                                                March 31, 2005
                                      -----------------------------------
                                            US$                RMB
                                      ---------------    ----------------
     At cost:
     Computer equipment                        23,819             197,382
     Leasehold improvement                      4,936              40,905
     Motor vehicle                             41,773             346,158
                                      ---------------    ----------------
                                               70,528             584,445

     Accumulated depreciation                 (66,855)           (554,011)
                                      ---------------    ----------------
                                                3,673              30,434
                                      ===============    ================

6.   Related party transactions

     The balances with related parties are as follows:

                                                          March 31, 2005
                                                 -------------------------------
                                                      US$               RMB
                                                 -------------    --------------
     Loan from a director, including interest          140,941         1,167,911
     Advances from related parties:
       Shareholders                                    701,821         5,815,640
       PRC party                                         3,462            28,685
                                                 -------------    --------------

                                                       846,224         7,012,236
                                                 =============    ==============

     (a)  The loan from a director is unsecured, interest bearing and is repayable on June 30, 2004. Interest expenses charged for the three months ended March 31, 2005 and 2004 were RMB64,240 (US$7,752) and
          RMB64,265 (US$7,755), respectively. The maturity date of this loan was extended until June 2006. See "Item 2. Management's Discussion and
          Analysis or Plan of Operation- Liquidity and Capital Resources."

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

     (b)  Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2005 and
          2004, the Company received advances from related parties of RMB531,580 and RMB693,858, respectively. In addition, during the three months ended March 31, 2005 and 2004, the Company repaid advances of
          RMB761,717 and RMB485,679, respectively.

          The Company occupied office space in a building leased by an affiliate of the Company. Rental expense for each of the three months ended
          March31, 2005 and 2004 was approximately RMB37,770 and RMB17,600, respectively.

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

No income taxes have been provided for CAM(HK) as its assessable profit during the three months ended March 31, 2005 is wholly absorbed by unrelieved tax losses brought forward from previous periods. No income taxes have been provided for WIT(GZ) as it has incurred losses since commencement of operations.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2005 AND 2004
                                   (UNAUDITED)

8.   Stock plan

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through March 31, 2005, no awards have been made under the Plan.

9.   Subsequent events

On April 20, 2005, CAM (PRC) executed the definitive Services Agreement with
Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc., to provide loan servicing and other services relating to a pool of non-performing loans in Huizhou. See Item 2 of this Form 10-QSB under the heading "Management's
Discussion and Analysis or Plan of Operation-Liquidity and Capital Resources."

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

Overview - Results of Operations

The Company's financial statements for the three months ended March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2005, the Company reported net income of RMB1,826,202 (US$220,382) and as of March 31, 2005 had a stockholders'
deficit and a working capital deficit of RMB6,582,522 (US$794,369) and
RMB6,612,956 (US$798,042), respectively.

Three months Ended March 31, 2005 compared to the Three months Ended March 31,
2004

Revenues. Revenues for the three months ended March 31, 2005 were RMB2,436,154 as compared to subscription and service income of RMB67,079 for the three months ended March 31, 2004, an increase of 3,532%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the e-commerce business has continued to decrease while the
Company earned asset management income of RMB2,386,796 for the three months ended March 31, 2005.

Expenses. Administrative and general expenses for the three months ended March
31, 2005 were RMB463,855 as compared to RMB395,775 for the three months ended
March 31, 2004, an increase of 17%. The increase was due to the increase in salary expense. As a result of loans advanced to the Company by a director in the third quarter of 2004, the Company has incurred interest expense of
RMB64,240 and RMB64,265 payable to a director for the three months ended March
31, 2005 and 2004, respectively.

Taxation. Income tax expense for the three months ended March 31, 2005 amounted to RMB81,813. The amount represents PRC enterprise income tax charged on the deemed profit from asset management and related services earned in the PRC.

As a consequence of the foregoing, we had income from operations for the three months ended March 31, 2005 of RMB1,967,767 as compared to a loss from operations of RMB360,089 for the three months ended March 31, 2004. Our net income for the three months ended March 31, 2005 was RMB1,826,202 as compared to a net loss of RMB404,409 for the three months ended March 31, 2004.

Liquidity and Capital Resources

The Company's financial statements for the three months ended March 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2005, the Company reported net income of RMB1,826,202 (US$220,382) and as of March 31, 2005 had a stockholders'
deficit and a working capital deficit of RMB6,582,522 (US$794,369) and
RMB6,612,956 (US$798,042), respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

(1)  In September 2001, the Company signed an agreement with China Great Wall
     Asset Management Corporation ("Great Wall"), a financial company controlled by the People's Republic of China ("PRC"). Under the agreement, which has a five year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") using both the Company's business and e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has entered into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

(2)  During the year ended December 31, 2004, the Company entered into an interim Services Agreement (the "Agreement") with Citigroup Financial
     Products Inc., a subsidiary of Citigroup Inc. ("CFP"), to provide loan servicing and other services relating to a pool of non-performing loans
     ("NPL" or "NPLs") in Huizhou, Guangdong Province, China to be purchased by
     CFP from Great Wall. The NPLs to be purchased are valued at $242 million.

     The Agreement was in effect while approval of the requisite PRC governmental agencies was sought for the transaction between CFP and Great
     Wall. The final approval was received on April 1, 2005. It was the intention of CFP and the Company, upon such approval, that a definitive agreement be entered into pursuant to which the Company is to provide substantially the same services as under the Agreement for a period covering the resolution of the NPLs (the "Definitive Agreement"). Pursuant
     to PRC law, the Company set up Chinawe Asset Management (PRC) Limited
     ("CAM"), a new PRC subsidiary, to service the NPLs under the Definitive
     Agreement. On April 20, 2005 the Definitive Agreement, between Huizhou One
     Limited ("Owner"), a subsidiary of CFP, and CAM, was executed.

     Pursuant to the Definitive Agreement, Owner appointed CAM to provide enumerated consulting services with regard to the NPLs (the "Consulting
     Services") pursuant to the laws of the PRC and the business scope of CAM as approved by the PRC government. CAM is to provide the Consulting Services in accordance with (a) applicable PRC law, (b) the terms of the Definitive
     Agreement, (c) the directions given pursuant to the Definitive Agreement from time to time by Owner, and (d) its responsible and reasonable judgment, within its agency authority and in the interest of Owner, as to other appropriate actions, subject to the approval of Owner.

     Owner will pay CAM, as compensation for the Consulting Services, the following: (i) a base consulting fee paid on signing of the Definitive
     Agreement; (ii) a monthly consulting fee (the "Consulting Fee"); (iii) a monthly collection fee (the "Collection Fee") based on a percentage of all actual collections and recoveries relating to the assets serviced (net of all costs and expenses incurred in the resolution of the assets) during the relevant month; and (iv) an incentive fee (the "Incentive Fee") if Owner receives from the resolution of the assets a cumulative amount equal to the aggregate of the purchase price of the assets and the costs and expenses incurred by Owner in the acquisition of the assets plus a specified internal rate of return.

     Each of the Consulting Fee, the Collection Fee and the Incentive Fee is
     payable by Owner to Consultant only in respect of assets that are actually advised on by Consultant and is not payable in respect of assets which are advised on behalf of Owner by a sub-consultant appointed by Owner in its sole discretion as contemplated by the Definitive Agreement or which are not advised on by Consultant for any other reason. .

     The respective duties and obligations of CAM and Owner created by the
     Definitive Agreement terminate upon the final recovery determination of the last remaining loan or property under management. Notwithstanding the foregoing, in addition to termination of the Definitive Agreement for breach by CAM, Owner may terminate the Definitive Agreement at any time upon five business days' prior written notice to CAM. CAM may not resign from the obligations and duties imposed upon it by the Definitive Agreement unless as a result of a change in PRC law CAM's duties under the Definitive
     Agreement are no longer permissible under applicable PRC law or CAM receives a notice from a relevant governmental or regulatory authority to the effect that CAM's duties under the Definitive Agreement are not permissible under applicable PRC law, or in the event of a termination of the Definitive Agreement pursuant to the terms thereof. Subject to applicable PRC law or the applicable governmental authority in the PRC, no such resignation is to become effective unless and until a qualified consultant satisfactory to Owner is willing to provide the Consulting
     Services and enters into a consulting agreement with Owner in form and substance substantially similar to the Definitive Agreement.

     Upon termination of the Definitive Agreement (a) Owner shall pay all fees and expenses payable to CAM that have accrued up to and including the date of termination; and (b) CAM shall reimburse Owner for any fees and expenses prepaid to CAM and applicable to periods arising after the date of termination.

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

(3)  Having entered into the Definitive Agreement, the Company expects in the near future to issue an aggregate of five to ten million shares of Common
     Stock to various finders as compensation for their efforts and contributions in connection with the deal.

(4)  Now that the Definitive Agreement has been executed, the Company expects to receive fees on a regular basis, which in management's opinion should be sufficient to meet tCompany's working capital and capital expenditure requirements going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, opment of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses. There is no guarantee that we will be able to raise such funds.

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

                           PART II - OTHER INFORMATION

Item 6. Exhibits.

        10.3    Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and Chinawe Asset Management (PRC)
                Limited(x)

        31.1    Rule 13a-14(a)/15d-14(a) Certification

        31.2    Rule 13a-14(a)/15d-14(a) Certification

        32.1    Section 1350 Certification of Chief Executive Officer

        32.2    Section 1350 Certification of Chief Executive Officer

------------------
(x) Filed in redacted form pursuant to Rule 24b-2 promulgated under the
Securities Exchange Act of 1934, as amended ("Exchange Act"). Filed separately in unredacted form subject to a request for confidential treatment pursuant to
Rule 24b-2 under the Exchange Act.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: May 23, 2005                            Chinawe.com Inc.
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