Form 10QSB
period 2005-06-30
CHINAWE COM INC
filed 2005-08-22
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                               EXCHANGE ACT OF 1934
                  For the quarterly period ended June 30, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________

                        Commission file number 000-26169
                                               ---------

                               Chinawe.com Inc.
 -------------------------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)



                     California                                  95-462728
---------------------------------------------     -----------------------------------
(State or other jurisdiction of incorporation     (I.R.S. Employer Identification No.)
or organization)


                              Room 7, 13/F, Block A
                      Fuk Keung Industrial Building, 66-68
                        Tong Mi Road, Kowloon, Hong Kong
                    ----------------------------------------
                    (Address of principal executive offices)

                                 (852) 23810818
                           ---------------------------
                           (Issuer's telephone number)

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of August 1, 2005 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                Chinawe.com Inc.

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
         June 30, 2005 (Unaudited)                                             3

         Consolidated Condensed Statements of Operations for
         the Three and Six months ended June 30, 2005 (Unaudited)
         and June 30, 2004 (Unaudited)                                         4

         Consolidated Condensed Statement of Changes in
         Stockholders' Deficit for the Six months ended
         June 30, 2005 (Unaudited)                                             5

         Consolidated Condensed Statements of Cash Flows for
         the Six months ended June 30, 2005 (Unaudited)
         and June 30, 2004 (Unaudited)                                         6

         Notes to Consolidated Condensed Financial Statements                  7

Item 2.  Management's Discussion and Analysis or Plan of Operation            13

Item 3.  Controls and Procedures                                              23

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                             24

SIGNATURES                                                                    25

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)



                                                                                        Note               AS OF
                                                                                                   JUNE 30, 2005
                                                                                                             US$

ASSETS
Current assets:
Cash and cash equivalents                                                                                186,241
Accounts receivable, net of allowance
   for doubtful accounts of US$2,073                                                                       2,022
Prepayment, deposits and other debtors                                                                    74,475
                                                                                                   -------------
Total current assets                                                                                     262,738

Property, plant and equipment, net                                                        5               49,672
                                                                                                   -------------
TOTAL ASSETS                                                                                             312,410
                                                                                                    ============
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Customer deposits received                                                                                15,359
Accrued expenses and other current liabilities                                                           145,592
Current portion of long-term debt                                                                          3,254
Due to related parties                                                                    6              848,738
Income tax payable                                                                        7               36,997
                                                                                                   -------------
Total current liabilities                                                                              1,049,940
                                                                                                   -------------
Contingencies and commitments

Stockholders' deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued                         43,800
   and outstanding 43,800,000 shares
Capital in excess of par                                                                                  85,948
Accumulated losses                                                                                     (865,836)
Accumulated other comprehensive income                                                                   (1,442)
                                                                                                   -------------
Total stockholders'deficit                                                                             (737,530)
                                                                                                   -------------
TOTAL LIABILITES AND STOCKHOLDERS'DEFICIT                                                                312,410
                                                                                                   =============


          See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)



                                     NOTE       Three months ended June 30,            Six months ended June 30,
                                                      2005                 2004                2005                 2004
                                                       US$                  US$                 US$                  US$

OPERATING REVENUES
On-line services                                     8,254                9,227              14,210               17,321
Asset management and related                       215,855              209,349             503,889              209,349
   services
                                            --------------       --------------      --------------       --------------
                                                   224,109              218,576             518,099              226,670

Depreciation                                       (4,306)              (1,701)             (4,853)              (5,489)
Administrative and general                       (137,635)             (48,471)           (193,612)             (93,663)
   expenses

                                            --------------       --------------      --------------       --------------
INCOME FROM OPERATIONS                              82,168              168,404             319,634              127,518

NON-OPERATING INCOME (EXPENSE)
Interest                                           (7,892)              (5,304)            (15,699)             (13,218)
Other income                                           223                    2                 819                    2

                                            --------------       --------------      --------------       --------------
INCOME BEFORE INCOME TAXES                          74,499              163,102             304,754              114,302

Income tax expense                    7           (14,996)                    -            (24,869)                    -

                                            --------------       --------------      --------------       --------------
NET INCOME                                          59,503              163,102             279,885              114,302
                                                 =========         ============        ============         ============

Basic and diluted net income per
   share of common stock                             0.001                0.004               0.006                0.003
                                                 =========         ============        ============         ============

Weighted average number of shares
   of common stock outstanding                  43,800,000           43,800,000          43,800,000           42,505,495
                                                 =========         ============        ============         ============


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                        CONSOLIDATED CONDENSED STATEMENT
                       OF CHANGES IN STOCKHOLDERS' DEFICIT
                         SIX MONTHS ENDED JUNE 30, 2005
                                   (UNAUDITED)



                                       Common stock
                                       ------------
                                                                                                     Accumulated
                                                                                                           other             Total
                                  Number of                       Capital in      Accumulated      comprehensive     Stockholders'
                                     shares         Amount     excess of par           losses             income         (deficit)
                                                       US$               US$              US$                US$               US$

Balance as of January 1, 2005    43,800,000         43,800            85,948      (1,145,721)              (325)       (1,016,298)

Comprehensive income:
   Net income for the period              -              -                 -          279,885                  -           279,885
   Currency translation
   adjustments                            -              -                 -                -            (1,117)           (1,117)
                                -----------    -----------    --------------    --------------    --------------    --------------
Total comprehensive income
                                                                                                                           278,768
                                                                                                                    --------------

Balance as of June 30, 2005      43,800,000         43,800            85,948        (865,836)            (1,442)         (737,530)
                                     ======          =====             =====          =======            =======           =======


See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                            SIX MONTHS ENDED JUNE 30,
                                   (UNAUDITED)



                                                                            2005        2004
                                                                             US$         US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                               279,885     114,302

Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                            4,853       5,489
   Changes in operating assets and liabilities:
     Accounts receivable, net                                             10,000     (11,333)
     Prepayments, deposits and other debtors                             (70,740)      2,414
     Customer deposits received                                              341      (5,525)
     Accrued expenses and other current liabilities                       (2,895)     (5,951)
     Income tax payable                                                   24,869           -
                                                                         -------      ------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                246,313      99,396
                                                                         -------      ------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (50,289)     (4,357)
                                                                         -------      ------

NET CASH USED IN INVESTING ACTIVITIES                                    (50,289)     (4,357)
                                                                         -------      ------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                               (3,168)     (3,005)
Advance from related parties                                              91,532     166,115
Repayment to related parties                                            (115,626)   (206,427)
Increase in loan from a director                                           3,331         888
                                                                         -------      ------

NET CASH USED IN FINANCING ACTIVITIES                                    (23,931)    (42,429)
                                                                         -------      ------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                172,093      52,610

Cash and cash equivalents, beginning of period                            14,929      16,800

Effect of exchange rate changes                                             (781)     (2,475)
                                                                         -------      ------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                 186,241      66,935
                                                                         =======      ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                    15,699      13,218
                                                                         =======      ======

NON-CASH TRANSACTION
Issuance of 3,800,000 shares of common stock of the Company for
   settlement of a loan from a related party                                   -     128,260
                                                                         =======      ======


See notes to the consolidated condensed financial statements

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
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

2.    Description of business

      The Company, formed pursuant to the corporation laws of the State of
      California on March 19, 1997, is engaged in the business of providing loan servicing and other services relating to non-performing loans ("NPL" or
      "NPLs") in The People's Republic of China ("PRC"), enabling e-commerce transactions for small and medium-size producers of goods in the PRC for sale to overseas wholesale customers, and managing assets located in the
      PRC by attempting to expedite transactions between Chinese operators of these assets and overseas purchasers and joint ventures.

3.    Organization.

      The consolidated condensed financial statements include the accounts of
      Chinawe and the following subsidiaries:

      Officeway Technology Limited; incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited ("CAM (HK)")

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

      (formerly known as "Welcon Info-Tech Limited"); incorporated in Hong Kong in June 1997, provides loan servicing and other services relating to NPLs in the PRC and subscriber services for the production of website image and business-to-business e-marketplace for small-to-medium size businesses.

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
      The joint venture agreement required CAM(HK) to invest US$127,486 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of US$12,068. All profits or losses, net of service fees from the joint venture are to be allocated to CAM(HK).

      Chinawe Asset Management (PRC) Limited ("CAM(PRC)"); established in the
      PRC in April 2005 to service the NPLs under a Services Agreement with
      Huizhou One Limited.

4.    Summary of significant accounting policies

      (a)   Basis of presentation

            The accompanying financial statements present the financial position of the Company as of June 30, 2005 and its results of operations and cash flows for the six months ended June 30, 2005 and 2004. All inter-company accounts and transactions have been eliminated in consolidation.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

      (b)   Translation of foreign currencies

            Transactions in currencies other than the functional currency during the period are translated into the functional currency at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statements of operations.

            For translation of financial statements into the reporting currency, assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income
            (loss) within stockholders' equity.

            There was no significant fluctuation in the exchange rate of the
            United States dollar to RMB and the exchange rate adopted was US$1 =
            RMB8.2865.

      (c)   Going concern consideration

            Details of the Company's ability to continue as a going concern are set out in Item 2 of this Form 10-QSB under the heading
            "Management's Discussion and Analysis or Plan of Operation-Liquidity
            and Capital Resources."

5.    Property, plant and equipment

                                                             June 30, 2005
         At cost:                                                      US$
         Computer equipment                                         78,457
         Leasehold improvement                                       4,936
         Motor vehicle                                              79,068
                                                             -------------
                                                                   162,461
         Accumulated depreciation                                (112,789)
                                                             -------------
         Net                                                        49,672
                                                             =============

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

6.    Related party transactions

      The balances with related parties are as follows:

                                                               June 30, 2005
                                                                         US$
         At cost:                                     NOTE
         Loan from a director, including interest     (a)            143,062
         Advances from stockholders                   (b)            702,214
         Advances from PRC party                      (b)              3,462
                                                               -------------
                                                                     848,738
                                                               =============

      (a)   The loan from a director is unsecured, interest bearing and was repayable on June 30, 2004. Interest expenses charged for the six months ended June 30, 2005 and 2004 were US$15,563 and US$12,919, respectively. The maturity date of this loan was extended until June
            2006.

      (b)   Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2005 and 2004, the Company received advances from related parties of
            US$91,532 and US$166,115, respectively. In addition, during the six months ended June 30, 2005 and 2004, the Company repaid advances
            ofUS$115,626 and US$206,427, respectively.

            The Company occupied office space in a building leased from an affiliate of the Company. Rental expense for each of the six months ended June 30, 2005 and 2004 was approximately US$3,861 and US$0, respectively. In view of the Company having continued to incur losses over the past several years, the Company negotiated with the landlord, an affiliate of the Company, from whom the company rented its office space, for a rent reduction in 2004. The Company had provided for such office space rent in the financial statements for the year ended December 31, 2003 in the amount of US$2,414. Since the request for the rent reduction was agreed to by the landlord in
            2004 and was effective from November 1, 2003, the Company credited the "write-back" of the provision previously made to the Statement of Operations for the year ended December 31, 2004. No rental was charged by the landlord to the Company for the year ended December

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

            31, 2004 and the rent reduction remained effective until a subsidiary of the Company entered into a definitive agreement with
            Huizhou One Limited, a subsidiary of Citigroup Financial Products
            Inc. in April 2005. Commencing from April 2005, the Company has agreed to resume payment of the monthly rent of US$1,207 per month.

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

      No income taxes have been provided for CAM(HK) as its assessable profit during the six months ended June 30, 2005 is wholly absorbed by unrelieved tax losses brought forward from previous periods. No income taxes have been provided for WIT(GZ) as it has incurred losses since commencement of operations.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2005 AND 2004
                                   (UNAUDITED)

8.    Stock Plan

      On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
      Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
      Company's common stock have been reserved for award under the Plan.
      Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through June 30,
      2005, no awards have been made under the Plan.

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

Overview - Results of Operations

The Company's financial statements for the six months ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2005, the Company reported net income of US$279,885 and as of June 30, 2005 had a stockholders' deficit and a working capital deficit of US$737,530 and US$787,202, respectively.

Three Months ended June 30, 2005 compared to the Three Months ended June 30,
2004

Revenues. Revenue for the three months ended June 30, 2005 was US$224,109 as compared to that of US$218,576 for the three months ended June 30, 2004, an increase of 3%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business has continued to decrease while the Company earned asset management income of US$215,855 for the three months ended June 30, 2005, compared to the three months ended June 30, 2004 of US$209,349.

Expenses. Administrative and general expenses for the three months ended June
30, 2005 were US$137,635 as compared to US$48,471 for the three months ended
June 30, 2004, an increase of 184%. The increase was due to the increase in salary expense, rental expense and overseas traveling expense together with the
"write-back" concerning the rent reduction for the three months ended June 30,
2004. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$7,811 and
US$12,919 payable to such director for the three months ended June 30, 2005 and
2004, respectively.

Taxation. Income tax expense for the three months ended June 30, 2005 amounted to US$14,996. The amount represents PRC enterprise income tax charged on the deemed profit from asset management and related services earned in the People's
Republic of China ("PRC").

As a consequence of the foregoing, we had income from operations for the three months ended June 30, 2005 of US$82,168 as compared to US$168,404 for the three months ended June 30, 2004. Our net income for the three months ended June 30,
2005 was US$59,503 as compared to US$163,102 for the three months ended June 30,
2004.

Six Months ended June 30, 2005 compared to the Six Months ended June 30, 2004

Revenues. Revenues for the six months ended June 30, 2005 were US$518,099 as compared to that of US$226,670 for the six months ended June 30, 2004, an increase of 129%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business has continued to decrease while the Company earned asset management income of US$503,889 for the six months ended June 30, 2005, compared to the six months ended June 30, 2004 of US$209,349.

Expenses. Administrative and general expenses for the six months ended June 30,
2005 were US$193,612 as compared to US$93,663 for the six months ended June 30,
2004, an increase of 107%. The increase was due to the increase in salary expense, rental expense and overseas traveling expense together with the
"write-back" concerning the rent reduction for the six months ended June 30,
2004. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$15,563 and
US$12,919 payable to such director for the six months ended June 30, 2005 and
2004, respectively.

Taxation. Income tax expense for the six months ended June 30, 2005 amounted to
US$24,869. The amount represents PRC enterprise income tax charged on the deemed profit from asset management and related services earned in the PRC.

As a consequence of the foregoing, we had income from operations for the six months ended June 30, 2005 of US$319,634 as compared to US$127,518 for the six months ended June 30, 2004. Our net income for the six months ended June 30,
2005 was US$279,885 as compared to US$114,302 for the six months ended June 30,
2004.

Liquidity and Capital Resources

The Company's financial statements for the six months ended June 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2005, the Company reported net income of US$279,885 and as of June 30, 2005 had a stockholders deficit and a working capital

deficit of US$737,530 and US$787,202, respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

(1)   In September 2001, the Company signed an agreement with China Great Wall
      Asset Management Corporation ("Great Wall"), a financial company controlled by the PRC. Under the agreement, which has a five year term with options to renew, the Company is to help Great Wall dispose of non-performing assets (the "Assets") using both the Company's business and
      e-business networks. The Company, among other things, has the exclusive right to promote the Assets currently held by Great Wall through the
      Company's complete electronic business intelligence system. In the event that the promotion efforts result in a successful sale of the Assets, the
      Company is to receive approximately 1.2% to 2% of the gross sales price of the Assets. Against this background, the Company has entered into the business of servicing non-performing loans, including but not limited to, asset auctions and asset securitizations.

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

      Each of the Consulting Fee, the Collection Fee and the Incentive Fee is
      payable by Owner to Consultant only in respect of assets that are actually advised on by Consultant and is not payable in respect of assets which are devised on behalf of Owner by a sub-consultant appointed by Owner in its sole discretion as contemplated by the Definitive Agreement or which are not advised on by Consultant for any other reason.

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

      The Company reached agreement with Great Wall for the employment of certain members from the existing Great Wall team in Guangdong. The
      Company expects to continue to add talented individuals to complement the existing staff which possesses a good mix of industry know-how and local knowledge.

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

(3)   Having entered into the Definitive Agreement, the Company expects in the near future to issue an aggregate of five to ten million shares of its common stock to various finders as compensation for their efforts and contributions in connection with the transaction.

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

Quantitative And Qualitative Disclosures About Market Risk

We are not exposed to a material level of market risk due to changes in interest rates. We do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

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

The Company generally recognizes online subscription and service income and asset management and related services income when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable.

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

OUR MANAGEMENT HAS LIMITED EXPERIENCE OPERATING A PUBLIC COMPANY. WE MAY FACE
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

RISKS RELATING TO OUR STOCK

POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD

Our common stock is listed on the electronic bulletin board of the over-the-counter market. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the electronic bulletin board or any other market or exchange as the approval to re-list the common stock is subject to review by the National Association of Securities Dealers,
Inc. ("NASD").

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

Absent Nasdaq SmallCap Market or other Nasdaq or stock exchange listing, trading, if any, in common stock will, as it presently is, continue in the
"Electronic Bulletin Board" administered by the NASD. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the common stock.

WE HAVE NO INTENTION TO PAY DIVIDENDS

We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

Item 3. Controls and Procedures.

      (a)   Evaluation of Disclosure Controls and Procedures

            Our disclosure controls and procedures (as defined in Rules
            13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the
            Company's management, including the Company's Chief Executive
            Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2005 and, based on their evaluation, the
            Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Date: August 22, 2005                       CHINAWE.COM INC.
                                            -----------------------------
                                            (Registrant)

                                            By: /s/ Man Keung Wai
                                            -----------------------------
                                            Man Keung Wai
                                            Chief Executive Officer
                                            (Principal Executive Officer)

                                            By: /s/ Vivian Chu
                                            -----------------------------
                                            Vivian Chu
                                            Chief Financial Officer
                                            (Principal Financial Officer)

