Form 10QSB
period 2005-09-30
CHINAWE COM INC
filed 2005-11-14
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

(Mark One)

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
     OF 1934

                For the quarterly period ended September 30, 2005

[_]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

              For the transition period from _________ to _________

                        Commission file number 000-26169

                                Chinawe.com Inc.
        (Exact name of small business issuer as specified in its charter)

            California                                            95-462728
  (State or other jurisdiction                                (I.R.S. Employer
of incorporation or organization)                            Identification No.)

                              Room 7, 13/F, Block A
                      Fuk Keung Industrial Building, 66-68
                        Tong Mi Road, Kowloon, Hong Kong
                    (Address of principal executive offices)

                                 (852) 23810818
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [_] No [X]

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 1, 2005 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [_] No [X]

                                Chinawe.com Inc.

                                                                        Page No.
                                                                        --------
PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     Consolidated Condensed Balance Sheet as of
     September 30, 2005 (Unaudited)                                         3

     Consolidated Condensed Statements of Operations for the Three
     and Nine months ended September 30, 2005 (Unaudited) and
     September 30, 2004 (Unaudited)                                         4

     Consolidated Condensed Statement of Changes in Stockholders'
     Deficit for the Nine months ended September 30, 2005 (Unaudited)       5

     Consolidated Condensed Statements of Cash Flows for the Nine
     months ended September 30, 2005 (Unaudited) and September 30,
     2004 (Unaudited)                                                       6

     Notes to Consolidated Condensed Financial Statements                   7

Item 2. Management's Discussion and Analysis or Plan of Operation          11

Item 3. Controls and Procedures                                            19

PART II - OTHER INFORMATION

Item 5. Other Information                                                  20

Item 6. Exhibits                                                           20

SIGNATURES                                                                 21

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

                           CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED BALANCE SHEET
                             (UNAUDITED)

                                                                     AS OF
                                                              SEPTEMBER 30, 2005
                                                       Note           US$
                                                       ----   ------------------
ASSETS
Current assets:
Cash and cash equivalents                                             78,241
Accounts receivable, net of allowance
   for doubtful accounts of US$2,073                                 132,133
Prepayment, deposits and other debtors                                22,460
                                                                   ---------
Total current assets                                                 232,834

Property, plant and equipment, net                       5           157,249
                                                                   ---------
TOTAL ASSETS                                                         390,083
                                                                   =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Customer deposits received                                            11,219
Accrued expenses and other current liabilities                       179,665
Current portion of long-term debts                       6            14,017
Due to related parties                                   7           806,441
Income tax payable                                       8            54,684
                                                                   ---------
Total current liabilities                                          1,066,026
                                                                   ---------
Long term liabilities:
Non-current portion of long-term debts                   6            42,174
                                                                   ---------

Contingencies and commitments
Stockholders' deficit:
Preferred stock, par value US$0.001 per share;
   authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share;
   authorized 100,000,000 shares; issued and
   outstanding 43,800,000 shares                                      43,800
Capital in excess of par                                              85,948
Accumulated losses                                                  (844,838)
Accumulated other comprehensive income                                (3,027)
                                                                   ---------
Total stockholders' deficit                                         (718,117)
                                                                   ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          390,083
                                                                   =========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                               Three months ended September 30,   Nine months ended September 30,
                                               --------------------------------   -------------------------------
                                                       2005         2004                 2005         2004
                                        NOTE            US$          US$                  US$          US$
                                        ----        ----------   ----------           ----------   ----------

OPERATING REVENUES
On-line services                                         7,637        8,108               21,847       25,429
Asset management and related services                  253,832       30,471              757,721      239,820
                                                    ----------   ----------           ----------   ----------
                                                       261,469       38,579              779,568      265,249

Depreciation                                           (10,857)        (549)             (15,710)      (6,038)
Administrative and general expenses                   (204,983)     (52,784)            (398,595)    (149,013)
                                                    ----------   ----------           ----------   ----------
INCOME (LOSS) FROM OPERATIONS                           45,629      (14,754)             365,263      110,198

NON-OPERATING INCOME (EXPENSE)
Interest                                                (7,894)      (7,872)             (23,593)     (21,089)
Other income                                               950            3                1,769        2,571
                                                    ----------   ----------           ----------   ----------

INCOME (LOSS) BEFORE INCOME TAXES                       38,685      (22,623)             343,439       91,680

Income tax expense                        8            (17,687)          --              (42,556)          --
                                                    ----------   ----------           ----------   ----------

NET INCOME (LOSS)                                       20,998      (22,623)             300,883       91,680
                                                    ==========   ==========           ==========   ==========

Basic and diluted net income
(loss) per share of common stock                          0.00         0.00                 0.01         0.00
                                                    ==========   ==========           ==========   ==========

Weighted average number of shares
of common stock outstanding                         43,800,000   43,800,000           43,800,000   42,940,146
                                                    ==========   ==========           ==========   ==========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
      CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                      NINE MONTHS ENDED SEPTEMBER 30, 2005
                                   (UNAUDITED)

                                                                                    Accumulated
                                                                                       other           Total
                                                       Capital in    Accumulated   comprehensive   Stockholders'
                                Number of   Amount   excess of par      losses         income        (deficit)
                                 shares       US$        US$             US$            US$             US$
                               ----------   ------   -------------   -----------   -------------   -------------

Balance as of
   January 1, 2005             43,800,000   43,800       85,948       (1,145,721)        (325)      (1,016,298)

Comprehensive income:
   Net profit for the period           --       --           --          300,883           --          300,883
   Currency translation
      adjustments                      --       --           --               --       (2,702)          (2,702)
                               ----------   ------       ------       ----------       ------       ----------

Total comprehensive income                                                                             298,181
                                                                                                    ----------

Balance as of
   September 30, 2005          43,800,000   43,800       85,948         (844,838)      (3,027)        (718,117)
                               ==========   ======       ======       ==========       ======       ==========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                         NINE MONTHS ENDED SEPTEMBER 30,
                                   (UNAUDITED)

                                                                        2005 (US$)   2004 (US$)
                                                                        ----------   ----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                300,883      91,680
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                            15,710       6,038
   Exchange differences                                                     1,926          --
   Changes in operating assets and liabilities:
      Accounts receivable, net                                           (120,099)    (20,472)
      Prepayments, deposits and other debtors                             (18,647)      1,923
      Customer deposits received                                           (4,126)     (4,954)
      Accrued expenses and other current liabilities                       31,035     (10,818)
      Income tax payable                                                   42,556          --
                                                                         --------     -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                 249,238      63,397
                                                                         --------     -------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                (107,957)     (4,357)
                                                                         --------     -------

NET CASH USED IN INVESTING ACTIVITIES                                    (107,957)     (4,357)
                                                                         --------     -------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debts                                              (11,131)     (4,537)
Advance from related parties                                              102,690     186,902
Repayment to related parties                                             (173,983)   (253,692)
Increase in loan from a director                                            4,823       2,623
                                                                         --------     -------

NET CASH USED IN FINANCING ACTIVITIES                                     (77,601)    (68,704)
                                                                         --------     -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                  63,680      (9,664)

Cash and cash equivalents, beginning of period                             14,929      16,800

Effect of exchange rate changes                                              (368)        (17)
                                                                         --------     -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                   78,241       7,119
                                                                         ========     =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                     23,593      21,089
                                                                         ========     =======
NON-CASH TRANSACTION
Issuance of 3,800,000 shares of common stock of the Company for
   settlement of a loan from a related party                                   --     128,260
                                                                         ========     =======

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

1.   The interim financial statements

     The accompanying financial statements have been prepared by Chinawe.com
Inc. ("Chinawe") and its subsidiaries (collectively referred to as the
"Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2004 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2005 are not necessarily indicative of the operating results for the full year.

2.   Description of business

     Chinawe.com Inc., formed pursuant to the corporation laws of the State of
California on March 19, 1997, is mainly focused on the business of providing financial services relating to non-performing loans ("NPL" or "NPLs") in the
People's Republic of China ("PRC"). The Company's business and e-business servicing networks, including an e-commerce transaction platform, provide comprehensive solutions to NPLs by attempting to expedite transactions between
Chinese operators of these assets and their purchasers, either domestic investors or overseas investors. The Company is also actively seeking a wide scope of asset management opportunities among various industries located in the
PRC.

3.   Organization

     The consolidated condensed financial statements include the accounts of
Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands in
December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited ("CAM (HK)") (formerly known as "Welcon Info-Tech Limited"); incorporated in Hong Kong in June 1997, provides loan servicing and other services relating to NPLs in the PRC and subscriber services for the production of website image and business-to-business
e-marketplace for small-to-medium size businesses.

Welcon Info-Tech Limited ("WIT (GZ)"); a joint venture formed in the PRC in
March 2000. CAM (HK) entered into a joint venture agreement with Guangzhou
Welcon Info-Tech Limited (the "PRC Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and is principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and a business-to-business
e-marketplace for small-to-medium size businesses. The joint venture agreement required CAM (HK) to invest US$127,486 into the joint venture. The PRC Party is to provide premises, facilities and licensing agreements for an annual service fee of US$12,068. All profits or losses, net of service fees from the joint venture, are to be allocated to CAM(HK).

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

Chinawe Asset Management (PRC) Limited ("CAM (PRC)"); established in the PRC in
April 2005 to service the NPLs under a Services Agreement with Huizhou One
Limited, a subsidiary of Citigroup Inc.

4.   Summary of significant accounting policies

     (a)  Basis of presentation

The accompanying financial statements present the financial position of the
Company as of September 30, 2005, its results of operations for the three months and nine months ended September 30, 2005 and 2004 and its cash flows for the nine months ended September 30, 2005 and 2004. All inter-company accounts and transactions have been eliminated in consolidation.

     (b)  Translation of foreign currencies

Transactions in currencies other than the functional currency during the period are translated into the functional currency, Renminbi (RMB), at the applicable rates of exchange prevailing at the time of the transactions. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at the applicable rates of exchange in effect at the balance sheet date. Exchange gains and losses are recorded in the statements of operations.

For translation of financial statements into the reporting currency, United
States Dollars (US dollar), assets and liabilities are translated at the exchange rate at the balance sheet date, equity accounts are translated at historical exchange rates, and revenues, expenses, gains and losses are translated at the weighted average rates of exchange prevailing during the period. Translation adjustments resulting from this process are recorded in accumulated other comprehensive income (loss) within stockholders' equity.

RMB had been pegged to the US dollar at the rate of 8.28 since June 1995.
However, on July 21, 2005, People's Bank of China announced that RMB would be pegged to a basket of currencies and the US$/RMB exchange rate has revalued upward by 2% to 8.11. The exchange rate of the US dollar over RMB adopted in the above statements as at September 30, 2005 is US$1 = RMB8.1101.

     (c)  Going concern consideration

Details of the Company's ability to continue as a going concern are set out in
Item 2 of this Form 10-QSB under the heading "Management's Discussion and
Analysis or Plan of Operation-Liquidity and Capital Resources." Management
strongly believes that the new strategic direction of the Company and the servicing arrangements with Citigroup Financial Products Inc. will erase doubts on the Company's operating as a going-concern.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

5.   Property, plant and equipment

                           September 30, 2005
                                   US$
                           ------------------
At cost:
Office equipment                  5,485
Computer equipment               31,468
Leasehold improvement            61,655
Motor vehicle                   140,641
                                -------
                                239,249
Accumulated depreciation        (82,000)
                                -------
Net                             157,249
                                =======

6.   Long term debts

     Long term debts consist of a bank loan of US$1,673 and an obligation under a finance lease of US$54,518. Maturity of the debts is as follows:

                       September 30, 2005
                               US$
                       ------------------
Within 1 year                14,017
Between 1 to 5 years         42,174
                             ------
                             56,191
                             ======

7.   Related party transactions

     The balances with related parties are as follows:

                                                  September 30, 2005
                                           NOTE           US$
                                           ----   ------------------
At cost:
Loan from a director, including interest    (a)         144,741
Advances from stockholders                  (b)         658,163
Advances from PRC party                     (b)           3,537
                                                        -------
                                                        806,441
                                                        =======

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2005 AND 2004
                                   (UNAUDITED)

     (a) The loan from a director is unsecured, interest bearing and was repayable on September 30, 2004. Interest expense charged for the nine months ended September 30, 2005 and 2004 was US$23,593 and US$21,089, respectively. The maturity date of this loan was extended until September 2006.

     (b) Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2005 and 2004, the Company received advances from related parties of US$102,690 and US$186,902, respectively. In addition, during the nine months ended September 30, 2005 and
2004, the Company repaid advances of US$173,983 and US$253,692, respectively.

The Company occupied office space in a building leased from an affiliate of the
Company. Rental expense for each of the nine months ended September 30, 2005 and
2004 was approximately US$10,716 and US$7,504, respectively.

8.   Income taxes

It is management's intention to reinvest all income attributable to the Company earned by its operations outside the United States. Accordingly, no US corporate income taxes are provided for in these financial statements. The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled. Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

Companies that carry on business and derive income in Hong Kong are subject to
Hong Kong profits tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to national income tax at 30% and local income tax at 3%. The income tax expense for the year represents PRC enterprise income tax charged on the deemed profit earned in the PRC.

No income taxes have been provided for CAM (HK) as its assessable profit during the nine months ended September 30, 2005 is wholly absorbed by unrelieved tax losses brought forward from previous periods. No income taxes have been provided for WIT (GZ) as it has incurred losses since commencement of operations.

9.   Stock Plan

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
Company's common stock have been reserved for award under the Plan.

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through September 30, 2005, no awards have been made under the Plan.

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

OVERVIEW - RESULTS OF OPERATIONS

The Company's financial statements for the nine months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2005, the Company reported net income of US$300,883 and as of September 30, 2005 had a stockholders'
deficit and a working capital deficit of US$718,117 and US$833,192, respectively.

Three Months ended September 30, 2005 compared to the Three Months ended
September 30, 2004

REVENUES. Revenue for the three months ended September 30, 2005 was US$261,469 as compared to that of US$38,579 for the three months ended September 30, 2004, an increase of 578%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business has continued to decrease while the Company earned asset management income of US$253,832 for the three months ended September 30, 2005, compared to the three months ended September 30, 2004 of US$30,471.

EXPENSES. Administrative and general expenses for the three months ended
September 30, 2005 were US$204,983 as compared to US$52,784 for the three months ended September 30, 2004, an increase of 288%. The increase was due to the increase in salary expense from US$23,220 for the three months ended 30
September, 2004 to US$103,314 for the three months ended September 30, 2005, rental expense from US$2,738 for the three months ended 30 September, 2004 to
US$12,175 for the three months ended September 30, 2005, motor vehicle expense from US$962 for the three months ended September 30, 2004 to US$18,075 for the three months ended September 30, 2005, and overseas traveling expense from
US$1,327 for the three months ended September 30, 2004 to US$5,744 for the three months ended September 30, 2005 together with the write-back concerning the rent reduction for the three months ended September 30, 2004. In view of the Company having continued to incur losses over the past several years, the Company negotiated with the landlord, an affiliate of the Company, from whom the company rented its office space, for a rent reduction in 2004. The Company had provided for such office space rent in the financial statements for the year ended
December 31, 2003 in the amount of US$2,414. Since the request for the rent reduction was agreed to by the landlord in 2004 and was effective from November
1, 2003, the Company credited the "write-back" of the provision previously made to the Statement of Operations for the year ended December 31, 2004. No rental was charged by the landlord to the Company for the year ended December 31, 2004 and the rent reduction remained effective until a subsidiary of the Company entered into a definitive agreement with Huizhou One Limited, a subsidiary of
Citigroup Financial Products Inc. in April 2005. Commencing in April 2005, the
Company resumed payment of the monthly rent of US$1,207 per month. As a result of loans advanced to the Company by a director in the third quarter of 2003, the
Company has incurred interest expense of US$7,690 and US$7,872 payable to the director for the three months ended September 30, 2005 and 2004, respectively.

TAXATION. Income tax expense for the three months ended September 30, 2005 amounted to US$17,687. The amount represents PRC enterprise income tax charged on the deemed profit from asset management and related services earned in the
People's Republic of China ("PRC"). As a consequence of the foregoing, we had income from operations for the three months ended September 30, 2005 of
US$45,629 as compared to loss from operations of US$14,754 for the three months ended September 30, 2004. Our net income for the three months ended September
30, 2005 was US$20,998 as compared to a net loss of US$22,623 for the three months ended September 30, 2004.

NINE MONTHS ENDED SEPTEMBER 30, 2005 COMPARED TO THE NINE MONTHS ENDED SEPTEMBER
30, 2004

REVENUES. Revenues for the nine months ended September 30, 2005 were US$779,568 as compared to that of US$265,249 for the nine months ended September 30, 2004, an increase of 194%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business has continued to decrease while the Company earned asset management income of US$757,721 for the nine months ended September 30, 2005, compared to the nine months ended September 30, 2004 of US$239,820.

EXPENSES. Administrative and general expenses for the nine months ended
September 30, 2005 were US$398,595 as compared to US$149,013 for the nine months ended September 30, 2004, an increase of 167%. The increase was due to the increase in salary expense, rental expense and overseas traveling expense from
US$69,640 for the nine months ended September 30, 2004 to US$201,474 for the nine months period ended September 30, 2005, rental expense from US$7,504 for the nine months ended September 30, 2004 to US$28,118 for the nine months ended
September 30, 2005, motor vehicle expense from US$3,177 for the nine months ended September 30, 2004 to US$23,019 for the nine months ended September 30,
2005, and overseas traveling expense from US$3,064 for the nine months ended
September 30, 2004 to US$17,447 for the nine months ended September 30, 2005, together with the "write-back" concerning the rent reduction for the nine months ended September 30, 2004. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$23,389 and US$21,089 payable to the director for the nine months ended
September 30, 2005 and 2004, respectively.

TAXATION. Income tax expense for the nine months ended September 30, 2005 amounted to US$42,556. The amount represents PRC enterprise income tax charged on the deemed profit from asset management and related services earned in the
PRC.

As a consequence of the foregoing, we had income from operations for the nine months ended September 30, 2005 of US$365,263 as compared to US$110,198 for the nine months ended September 30, 2004. Our net income for the nine months ended
September 30, 2005 was US$300,883 as compared to US$91,680 for the nine months ended September 30, 2004.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the nine months ended September 30, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2005, the Company reported net income of US$300,883 and as of September 30, 2005 had a stockholders deficit and a working capital deficit of US$718,117 and US$833,192, respectively.
Although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the
Company's business. Management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

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

On September 22, 2005, Owner entered into another similar Services Agreement with CAM, to obtain loan servicing and other services relating to a pool of NPLs in Foshan, Guangdong Province, China purchased by CFP from Great Wall (the
"Foshan Agreement"). The NPLs purchased are valued at $370 million. The transaction between CFP and Great Wall had been approved by the requisite PRC governmental agencies prior to the execution of the Foshan Agreement.

Pursuant to the above Definitive Agreement and the Foshan Agreement
(collectively, the "CFP Agreements"), Owner appointed CAM to provide enumerated consulting services with regard to the NPLs (the "Consulting Services") pursuant to the laws of the PRC and the business scope of CAM as approved by the PRC government. CAM is to provide the Consulting Services in accordance with (a)
applicable PRC law, (b) the terms of the CFP Agreements, (c) the directions given pursuant to the CFP Agreements from time to time by Owner, and (d) its responsible and reasonable judgment, within its agency authority and in the interest of Owner, as to other appropriate actions, subject to the approval of
Owner.

As compensation for the Consulting Services received, Owner will pay CAM a fixed monthly portion and a series of variable fees based on performance as follows:
(i) a base consulting fee paid on signing of the CFP Agreements; (ii) a monthly consulting fee (the "Consulting Fee"); (iii) a monthly collection fee (the
"Collection Fee") based on a percentage of all actual collections and recoveries relating to the assets serviced (net of all costs and expenses incurred in the resolution of the assets) during the relevant month; and (iv) an incentive fee
(the "Incentive Fee") if Owner receives from the resolution of the assets a cumulative amount equal to the aggregate of the purchase price of the assets and the costs and expenses incurred by Owner in the acquisition of the assets plus a specified internal rate of return.

Each of the Consulting Fee, the Collection Fee and the Incentive Fee is payable by Owner to CAM only in respect of assets that are actually advised on by CAM and is not payable in respect of assets which are advised on behalf of Owner by a sub-consultant appointed by Owner in its sole discretion as contemplated by the CFP Agreements or which are not advised on by CAM for any other reason.

In addition to the servicing fees mentioned above, the servicing arrangement for the Huizhou and Foshan NPL portfolios transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the
Company to defer any fund raising efforts to a later date when the benefits of such endeavors can be maximized. It is management's belief that the CFP
Agreements will substantially improve the Company's operation and cash flows in the years to come.

The respective duties and obligations of CAM and Owner created by the CFP
Agreements terminate upon the final recovery determination of the last remaining loan or property under management. Notwithstanding the foregoing, in addition to termination of the CFP Agreements for breach by CAM, Owner may terminate the CFP Agreements at any time upon five business days' prior written notice to CAM. CAM may not resign from the obligations and duties imposed upon it by the CFP Agreements unless as a result of a change in PRC law CAM's duties under the CFP Agreements are no longer permissible under applicable PRC law or CAM receives a notice from a relevant governmental or regulatory authority to the effect that CAM's duties under the CFP
Agreements are not permissible under applicable PRC law, or in the event of a termination of the CFP Agreements pursuant to the terms thereof. Subject to applicable PRC law or the applicable governmental authority in the PRC, no such resignation is to become effective unless and until a qualified consultant satisfactory to Owner is willing to provide the Consulting Services and enters into a consulting agreement with Owner in form and substance substantially similar to the CFP Agreements.

Upon termination of the CFP Agreements (a) Owner shall pay all fees and expenses payable to CAM that have accrued up to and including the date of termination;
and (b) CAM shall reimburse Owner for any fees and expenses prepaid to CAM and applicable to periods arising after the date of termination.

The Company also reached agreement with Great Wall for the employment of certain members from the existing Great Wall team in Guangdong. The Company expects to continue to add talented individuals to complement the existing staff which possesses a good mix of industry know-how and local knowledge. Management believes that the combination of in-depth knowledge of China and professional skills in the servicing industry will give the Company a competitive edge in servicing NPLs in China.

Management strongly believes that the new strategic direction of the Company and the servicing arrangements with CFP will gradually erase doubts on the Company's operating as a going-concern. Management believes that the focus on NPLs in
China will form the basis of growth for the Company in the years to come. The
CFP Agreements provide the basis for close cooperation between the Company and
CFP for the investment and resolution of non-performing assets in the Chinese market. This close cooperation not only should help the Company improve its financial position, but also increase the likelihood of future expansion in other domains of asset management in China. Up to present, the evaluation of the
Company's initial involvement in a series of NPL transactions appears to be successful.

During the reporting period, the Company has gradually but successfully shifted its core business to the NPL business. Its previous e-business is expected to diminish in importance with respect to revenue and profit.

(3) Having entered into the CFP Agreements, the Company expects in the near future to issue an aggregate of five to ten million shares of its common stock to various finders as compensation for their efforts and contributions in connection with the transaction.

(4) Now that the CFP Agreements have been executed, the Company has begun to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, as well as development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses. However, there is no guarantee that we will be able to raise such funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to a material level of market risk due to changes in interest rates, since we do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. Laws, regulations and policies are insufficient to protect asset owners. As an asset management servicer, we can only ensure due professional care.

During the quarter ended September 30, 2005, we derived a significant portion of revenues in the form of USD. From October 2005 onwards, however, we derived and expect in the future to derive a significant portion of revenues in the form of
Chinese RMB and, therefore, may be exposed to significant currency risks between the RMB and other major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S. dollar, during the fiscal years ended
December 31, 2004 and December 31, 2003, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, in the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if China adopts a floating system and our management determines that the volatility of currency risks is material to the Company's operations and financial performance.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions.
We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

REVENUE RECOGNITION AND VALUATION. The Company generally recognizes asset management and related services income, as well as online subscription and service income when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectability is probable.
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

RELATED PARTY TRANSACTION. We do not have any of the following:

     o    Certain trading activities that include non-exchange traded contracts accounted for at fair value.

     o    Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

OFF-BALANCE SHEET ARRANGEMENTS.

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

RISK RELATED TO OUR BUSINESS

DEPENDENCE UPON A SINGLE CLIENT

Huizhou One Limited ("Huizhou"), an indirect subsidiary of Citigroup Inc., is currently the sole client for whom we provide loan servicing and other services relating to pools of non-performing loans in China. In the event one or both of the CFP Agreements is terminated, including termination by Huizhou at any time upon five business days' prior written notice, our business, operating results and financial condition would be materially adversely affected.

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

     o    the acquisition of the above resources may adversely affect our ongoing business;

     o    more and more competitors enter the Chinese NPL service industry and their entrance may lead to our lower market share and profit margin;

     o    we may be unable to retain acquired portfolio owners and subscribers;
          currently we only provide asset management service to CFP, and the retention of this sole portfolio owner is critical to our operation;

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

The PRC economy is also experiencing uncontrollable inflation or deflation intermittently. Unstable macroeconomic conditions may adversely affect our operation of carrying out asset management in China, and ultimately affect our market share, revenue and profitability. Certain Internal Rate of Return (IRR), the threshold to evaluate our portfolio management, is closely related to the cost of capital. The inflation rate is the decisive factor of the cost of capital.

Since the laws, regulations and policies related to asset management are not sufficiently established, we may encounter legal and policy risks in carrying out asset management business. Portfolio owners' interests are inadequately protected, and potentially they may partially or completely withdraw their investment from this niche if the returns are unable to meet their expectations.

Due to the fluctuation of macroeconomic conditions and insufficient legal protection, some of the borrowers in the portfolios we manage may default on their loans or even declare bankruptcy. As a result, the actual collection may materially deviate from the possible collection we previously estimated. The consequence may adversely affect our business. In addition, the international financial markets in which the securities of the PRC government, agencies and private entities are traded also have experienced significant price fluctuations upon speculation that the PRC government may revalue the RMB which could increase our costs relative to our PRC revenues.

For online subscription and service income, although they are less significant in the Company's revenue and income, they may also be undermined because the expenditures for advertisements may decrease due to the results of fierce competition and slowing domestic demand.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES
EFFECTIVELY

We expect to derive a significant portion of revenues in the form of RMB.
Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the RMB, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the RMB. Any future restrictions on currency exchanges may limit our ability to utilize revenue generated in RMB to fund our business activities outside the PRC.

A CHANGE IN CURRENCY EXCHANGE RATES COULD INCREASE OUR COSTS RELATIVE TO OUR
REVENUES

We expect to generate a portion of our revenues and to incur expenses and liabilities in Chinese RMB and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies.
Any fluctuation on currency exchanges may risk our ability to utilize revenue generated in RMB to fund our business activities outside the PRC. On the other hand, the fluctuation may also risk our ability to fund our Chinese business activities with the capital raised from global capital market. We have not entered into agreements or purchased instruments to hedge our exchange rate risks although we may do so in the future, if China adopts a floating system and the volatility of currency risks is material to the Company's operation and financial performance.

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

BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL
RULES AND REGULATIONS.

The Securities and Exchange Commission (the "SEC") has adopted regulations which generally define a "penny stock" to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.
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

Item 3. Controls and Procedures.

     (a)  Evaluation of Disclosure Controls and Procedures

          Our disclosure controls and procedures (as defined in Rules13a-15(e)
and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the
"Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of
the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2005 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective.

     (b)  Changes in Internal Controls

          There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II - OTHER INFORMATION

Item 5. Other Information.

On September 22, 2005, Owner entered into the Foshan Agreement with CAM, to obtain loan servicing and other services relating to a pool of NPLs in Foshan,
Guangdong Province, China purchased by CFP from Great Wall. The NPLs purchased are valued at $370 million. The transaction between CFP and Great Wall had been approved by the requisite PRC governmental agencies prior to the execution of the Foshan Agreement.

Pursuant to the Foshan Agreement, Owner appointed CAM to provide enumerated consulting services with regard to the NPLs (the "Foshan Consulting Services")
pursuant to the laws of the PRC and the business scope of CAM as approved by the
PRC government. CAM is to provide the Foshan Consulting Services in accordance with (a) applicable PRC law, (b) the terms of the Foshan Agreement, (c) the directions given pursuant to the Foshan Agreement from time to time by Owner, and (d) its responsible and reasonable judgment, within its agency authority and in the interest of Owner, as to other appropriate actions, subject to the approval of Owner.

As compensation for the Foshan Consulting Services received, Owner will pay CAM a fixed monthly portion and a series of variable fees based on performance as follows: (i) a base consulting fee paid on signing of the Foshan Agreement; (ii)
a monthly consulting fee (the "Foshan Consulting Fee"); (iii) a monthly collection fee (the "Foshan Collection Fee") based on a percentage of all actual collections and recoveries relating to the assets serviced (net of all costs and expenses incurred in the resolution of the assets) during the relevant month;
and (iv) an incentive fee (the "Foshan Incentive Fee") if Owner receives from the resolution of the assets a cumulative amount equal to the aggregate of the purchase price of the assets and the costs and expenses incurred by Owner in the acquisition of the assets plus a specified internal rate of return.

Each of the Foshan Consulting Fee, the Foshan Collection Fee and the Foshan
Incentive Fee is payable by Owner to CAM only in respect of assets that are actually advised on by CAM and is not payable in respect of assets which are advised on behalf of Owner by a sub-consultant appointed by Owner in its sole discretion as contemplated by the Foshan Agreement or which are not advised on by CAM for any other reason.

Item 6. Exhibits.

   10.4 Master Asset Consulting Agreement (Foshan Portfolio), dated as of
        September 22, 2005, by and between Huizhou One Limited as Owner and
        Chinawe Asset Management (PRC) Limited as Consultant(x).

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

Date: November 14, 2005                 CHINAWE.COM INC.
                                        (Registrant)

                                        By: /s/ Man Keung Wai
                                            ------------------------------------
                                        Man Keung Wai
                                        Chief Executive Officer
                                        (Principal Executive Officer)

                                        By: /s/ Vivian Chu
                                            ------------------------------------
                                        Vivian Chu
                                        Chief Financial Officer
                                        (Principal Financial Officer)

