Form 10KSB
period 2005-12-31
CHINAWE COM INC
filed 2006-03-31
CIK 1043222

                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-KSB

(Mark One)

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                   For the fiscal year ended December 31, 2005

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
OF 1934

                 For the transition period from ______ to ______

                        Commission file number: 000-29169

                                Chinawe.com Inc.
                            -----------------------
                 (Name of small business issuer in its charter)

             California                                       95-4627285
  ---------------------------------                      --------------------
   (State or other jurisdiction of                         (I.R.S. Employer
   incorporation or organization)                         Identification No.)

  Room 1304-05, Dongbao Tower, 767 Dongfeng Road East, Guangzhou, China 510600
            --------------------------------------------------------
               (Address of principal executive offices) (Zip Code)

                   Issuer's telephone number: (8620) 3821-0119

                                 --------------

         Securities registered under Section 12(b) of the Exchange Act:

                                      None

         Securities registered under Section 12(g) of the Exchange Act:

                          Common Stock, $.001 par value
                          -----------------------------
                                (Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) filed all reports required to be filed by Section
13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check if there is no disclosure of delinquent filers in response to Item 405 of
Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The issuer's revenues for the fiscal year ended December 31, 2005 were
US$1,220,543.

The aggregate market value of the voting common equity held by non-affiliates
(computed by reference to the closing price of such common equity) on March 30,
2006 was approximately $3,261,886.50.

The number of shares of common stock, par value $.001 per share, outstanding was
43,800,000 shares as of March 30, 2006.

                       DOCUMENTS INCORPORATED BY REFERENCE

                                      None

           Transitional Small Business Disclosure Format (check one):

                                  Yes[ ] No [X]

Forward Looking Statements: This Form 10-KSB contains or incorporates by reference certain statements that may be deemed "forward-looking statements"
within the meaning of Section 27A of the Securities Act and Section 21E of the
Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Words such as "believe,"
"anticipate," "expect," "intend," "plan," "may," and other similar expressions identify forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.

The forward-looking statements included in this Form 10-KSB are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company's operations, markets, services and prices, and other factors discussed in the company's filings under the Securities Act and the Exchange Act.
Stockholders and prospective investors should be aware that such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

                                     PART I

Item 1. Description of Business.

Chinawe.com Inc. (the "Company", "Chinawe" or "we"), formerly known as Neo
Modern Entertainment Corp., was formed pursuant to the corporation laws of the
State of California on March 19, 1997. Chinawe's principal business is the provision of professional management services relating to non-performing loans
("NPL" or "NPLs") in the People's Republic of China ("PRC"). Due to this transformation, Guangzhou Welcon Information Limited, a subsidiary of the
Company from which the Company previously derived a great proportion of its revenues from, terminated its operations in October 31, 2005. The Company's professional service platform provides comprehensive solutions to NPL assets, either by expediting ownership transactions between the portfolio owners and their purchasers, or by negotiating with the relevant debtors to facilitate financial restructures. The Company is also actively seeking a wide scope of asset management opportunities among various industries located in the PRC.

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

(2) During the year ended December 31, 2004, the Company entered into an interim Services Agreement (the "Agreement") with Citigroup Financial Products
Inc., a subsidiary of Citigroup Inc. ("CFP"), to provide loan servicing and other services relating to NPLs in Huizhou, Guangdong Province, China purchased by CFP from Great Wall. The book value of the NPLs was $242 million. The
Agreement was subject to the approval of the requisite PRC governmental agencies, which approval was received on April 1, 2005. It was the intention of
CFP and the Company, upon such approval, that a definitive agreement be entered into pursuant to which the Company is to provide substantially the same services as under the Agreement for a period covering the resolution of the NPLs (the
"Definitive Agreement"). Pursuant to PRC law, the Company set up Chinawe Asset
Management (PRC) Limited ("CAM"), a new PRC subsidiary, to service the NPLs under the Definitive Agreement. Subsequently, CAM also set up a branch office in
Huizhou, Guangdong Province, primarily to render services related to this portfolio of NPLs. On April 20, 2005, the Definitive Agreement, between Huizhou
One Limited ("Owner"), a subsidiary of CFP, and CAM, was executed.

On September 22, 2005, Owner entered into another similar Services Agreement with CAM to obtain loan servicing and other services concerning a pool of NPLs in Foshan, Guangdong Province, China purchased by CFP from Great Wall (the
"Foshan Agreement"). The book value of the NPL portfolio was $370 million. The transaction between CFP and Great Wall had been approved by the requisite PRC governmental agencies prior to the execution of the Foshan Agreement.
Subsequently, CAM also set up a branch office in Foshan, Guangdong Province, primarily to render services related to this portfolio of NPLs.

Pursuant to the above Definitive Agreement and the Foshan Agreement
(collectively, the "CFP Agreements"), Owner appointed CAM to provide enumerated consulting services with regard to the NPLs (the "Consulting Services") pursuant to the laws of the PRC and the business scope of CAM as approved by the PRC government. CAM provides the Consulting Services in accordance with (a)
applicable PRC law, (b) the terms of the CFP Agreements, (c) the directions given pursuant to the CFP Agreements from time to time by Owner, and (d) its responsible and reasonable judgment, within its agency authority and in the interest of Owner, as to other appropriate actions, subject to the approval of
Owner.

As compensation for the Consulting Services received, Owner pays CAM a fixed monthly portion and a series of variable fees based on performance as follows:
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

Management strongly believes that the new strategic direction of the Company and the servicing arrangements with CFP will gradually erase doubts on the Company's operating as a going-concern. Management believes that the focus on NPLs in
China will form the basis of growth for the Company in the years to come. The
CFP Agreements provide the basis for close cooperation between the Company and
CFP for the investment and resolution of non-performing assets in the Chinese market. This close cooperation not only should help the Company improve its financial position, but also increase the likelihood of future expansion in other domains of asset management in China. We keep evaluating the Company's involvement in a series of future NPL transactions.

During the year ended December 31, 2005, the Company has gradually but successfully shifted its core business to the NPL business. Its previous
e-business is diminishing in importance with respect to revenue and profit. As a result, Guangzhou Welcon Information Limited, a subsidiary of the Company from which the Company previously derived a great proportion of its revenues from, terminated its operations in October 31, 2005.

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

The Company had 37 employees as of December 31, 2005.

At present, there is limited competition in the provision of servicing NPLs in
China. However, the number of small NPL servicing providers is increasing.
Management of the Company does not see these providers as constituting serious competition to the Company. See "RISK FACTORS - Competition."

At present, CFP is the only client for whom the Company performs loan servicing and other services relating to NPLs.

Item 2. Description of Property.

The Company's headquarters occupy approximately 189 square meters at Dongbao
Building, #767 Dongfeng Road East, Guangzhou, the provincial capital of
Guangdong, China under a lease which expires on April 9, 2007. The rental amount, along with administrative surcharge, is approximately $2,040 per month.
The Company also has a branch office in Hong Kong. There are two additional branch offices located in Foshan and Huizhou, two major cities of Guangdong province. The leases for these two offices expire on July 31, 2006 and April 6,
2008, respectively. The Foshan office occupies 201 square meters and the Huizhou office occupies 260 square meters, and their monthly rental amounts and administrative surcharges are $734 and $1,032, respectively.

..Item 3. Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended
December 31, 2005.

                                     Part II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business
Issuer Purchases of Equity Securities.

Market Information:

(a) Our shares of common stock, par value $.001 per share ("Common Stock"), presently are traded on the OTC Bulletin Board under the symbol "CHWE".

The following table sets forth the range of high and low bids for our Common
Stock for our two most recent fiscal years.

                                                     High         Low
                                                     ----         ---
2005
-----
January 1, 2005 - March 31, 2005                      .18         .09
April 1, 2005- June 30, 2005                          .15         .09
July 1, 2005- September 30, 2005                      .35         .10
October 1, 2005- December 31, 2005                    .16         .11

2004
-----
January 1, 2004 - March 31, 2004                      .21         .09
April 1, 2004- June 30, 2004                          .26         .09
July 1, 2004- September 30, 2004                      .16         .09
October 1, 2004- December 31, 2004                    .12         .08

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 29, 2006, the Common Stock was quoted at $.15 per share.

(b) As of March 30, 2006, the Company had 43,800,000 shares of Common Stock outstanding and 101 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview - Results of Operations

The Company's financial statements for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2005, the Company reported net income of $212,884 and as of December 31, 2005 the company had a shareholders' deficit and a working capital deficit of $808,498 and $897,040, respectively.

Year Ended December 31, 2005 compared to the Year Ended December 31, 2004

Revenues. Revenue for the year ended December 31, 2005 was $1,220,543 as compared to that of $304,324 for the year ended December 31, 2004, an increase of 301%. As a result of our focus on the business of providing management services for NPLs as discussed in "Liquidity and Capital Resources" below, revenue earned from the e-commerce business has continued to decrease while the
Company earned most of the income from NPL servicing business of $1,194,494 for the year ended December 31, 2005, compared to the year ended December 31, 2004 of $270,161.

Expenses. Administrative and general expenses for the year ended December 31,
2005 were $704,839 as compared to $219,059 for the year ended December 31, 2004, an increase of 222%. The increase was due to the increase in salary expense from
$93,229 for the year ended December 31, 2004 to $337,146 for the year ended
December 31, 2005, rental expense from $8,076 for the year ended December 31,
2004 to $41,149 for the year ended December 31, 2005, motor vehicle expense from
$3,636 for the year ended December 31, 2004 to $39,547 for the year ended
December 31, 2005, and overseas traveling expense from $8,211 for the year ended
December 31, 2004 to $27,545 for the year ended December 31, 2005 following the expansion of the asset management business during the year. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of $31,194 and $28,514 payable to the director for the year ended December 31, 2005 and 2004, respectively.

Taxation. Income tax expense for the year ended December 31, 2005 amounted to
$225,105. The amount represents PRC enterprise income tax charged on the deemed profit from the asset management and related services earned in the PRC.

As a consequence of the strategic transformation of our business, we had income from operations for the year ended December 31, 2005 of $467,961 as compared to income from operations of $78,344 for the year ended December 31, 2004. Our net income for the year ended December 31, 2005 was $212,884 as compared to a net income of $39,769 for the year ended December 31, 2004.

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

The market for our professional management services relating to NPLs in the PRC is characterized by rapidly changing policies, laws and regulations, evolving industry standards, and increasing number of competitors. NPL management service is a new industry in China. Currently the government and the state-owned financial institutions are encouraging investors to acquire and process these assets, giving us a bright prospect in this industry. But since related policies, laws and regulations are still being improved and changed, we may face additional political risks. Our competitive advantage, in management's opinion, mostly lies in our predominating professional platform. Recently, we have attracted and retained experienced legal and financial professionals. Compared to our competitors, we have more professionals who, in management's opinion, are clearly more qualified and experienced in this business. However, like those of other financial service providers, our operating results will depend to a significant extent on the risks of the investment products involved, our capabilities to carry out demanded services, as well as the confidence of our customers. NPL assets, in nature, are risky financial products, and our actual management results may significantly differ from those we budgeted. Our success in providing desirable services is also dependent on our innovation and expertise, including proper identification of customers' needs as well as the successful restructure and transfer of NPL assets. Differentiation from our competitors may derive from our quality services. Our ability to successfully provide better services could have an impact on future results of operations.

Fluctuations in Quarterly Results

We had incurred operating losses since inception, and only have achieved profitability since the second half of 2004. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

o   Government regulation;

o   Fulfilling contractual obligations under the agreements with China Great
    Wall Asset Management Corporation, CFP and others

o   Pricing policies of competitors; and

o   The amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure.

In addition to the factors set forth above, the Company's operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with employees and non-employees, if such arrangements are entered into.

Liquidity and Capital Resources

The Company's financial statements for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2005 the Company reported net income of $212,884 and as of December 31, 2005 had a shareholders' deficit and a working capital deficit of $808,498 and $897,040, respectively. Although the
Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated since the past quarters due to the change in the Company's business. Management of the Company is confident that the new strategic direction of the Company and the servicing arrangements with CFP will generate sufficient cash flows for operation, gradually improve its financial condition, and eventually erase doubts on the Company's operating as a going-concern. Management believes that the focus on NPLs in China will form the basis of growth for the Company in the years to come.

Since the Company has concentrated on the NPL business as its core business, its previous core business, e-business, is diminishing in importance with respect to revenue and profit, As a result, Guangzhou Welcon Information Limited, a subsidiary of the Company from which the Company previously derived a great proportion of its revenues from, terminated its operations in October 31, 2005.

According to the Agreement mentioned in "Description of Business" above, the
Company has begun to receive fees on a regular basis from asset management services. The service revenue, in management's opinion, should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. However, in response to the increasingly competition pressures in this industry, we may still need to raise additional funds in order to meet the funding needs of more rapid expansion plans, potential acquisitions, and development of new or enhanced services. There is no guarantee that we will be able to raise the funds.

Quantitative and Qualitative Disclosures about Market Risk

We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding long term liabilities are mostly loans from a director or other related parties, which are unsecured and interest rate fixed. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives. Management has continuously paid great attention to the financial leverage in business development and interest expenses in operations.

However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. These include risks associated with the political and economic environment, foreign currency exchange and the legal system, on which our business has strong reliance. The legal system of PRC differs significantly from those of the industrialized nations. Laws, regulations and policies in China are insufficient to protect asset owners. Some policies by the PRC government in the future could have a significant adverse effect on our business development in China. As an asset management servicer, we are subject to this constraint.

Prior to the quarter ended September 30, 2005, we derived a significant portion of revenues in the form of USD. From October 2005 onwards, however, we derived a significant portion of revenues in the form of Chinese RMB. Therefore we may be exposed to significant currency risks between the RMB and major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S. dollar, during the fiscal years ended December 31, 2004 and December
31, 2003, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates.
However, on July 21, 2005, the RMB was revalued from 8.28 to 8.11 for US$1 following the removal of the peg to the US dollar. The People's Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of
China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People's Bank of China. Currently this revaluation is favorable for us, and we do not apply any hedging activities. In the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if the PRC completely adopts a floating system and our management determines that the volatility of currency risks is material to the
Company's operations and financial performance. In this case we will disclose these activities in compliance with Statement of Financial Accounting Standards
No. 133 "Accounting for Derivative Investments and Hedging Activity".

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions.
We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue Recognition. The Company generally recognizes assets management and related services income, as well as online subscription and service income when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectibility is probable.

Asset management and related services income is recognized when services are rendered in accordance with the terms of agreements.

On-line services income represents subscription and service income receivable from members, which is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of agreements.

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

We do not have any of the following:

o   Trading activities that include non-exchange traded contracts accounted for at fair value.

o   Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the
Company.

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

COMPETITION.

At present, there is limited competition in the provision of servicing NPLs in the PRC. However, more and more small competitors are entering the NPL service industry, and their entrance may potentially lead to lower market share and profit margin for the Company. Although currently management of the Company does not see these providers as constituting serious competition to the Company, we cannot assure that the increasing competition will not undermine our competitive advantage, and if competition becomes fierce, we may be unable to acquire additional portfolios or the portfolios acquired will be less favorably priced.

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

o   we may experience difficulty integrating acquired operations, products, services and personnel, or the acquisition of these resources may adversely affect our ongoing business;

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

We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially aversely affect our operating results by:

o   diluting security holders' ownership interest;

o   causing us to incur additional debt; and

o   total expenses may include goodwill impairment loss and accelerated depreciations of certain assets.

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

RISK RELATING TO DOING BUSINESS IN CHINA

THERE ARE ECONOMIC RISKS ASSOCIATED WITH DOING BUSINESS IN CHINA

The PRC economy has experienced significant growth in the past decade, but such growth has been uneven across geographic and economic sectors. There can be no assurance that such growth will continue or that any slow down will not have a negative effect on our business.

The PRC economy is also experiencing uncontrollable inflation or deflation intermittently. Unstable macroeconomic conditions may adversely affect our operation of carrying out asset management in China, and ultimately affect our market share, revenue and profitability. The achievement of certain Internal
Rates of Return by the owners of the NPLs, the threshold to evaluate our portfolio management performance, is closely related to the cost of capital. The inflation rate is the decisive factor of the cost of capital.

Since the laws, regulations and policies related to asset management are not sufficiently established, we may encounter legal and policy risks in carrying out asset management business. Portfolio owners' interests are inadequately protected, and potentially they may partially or completely withdraw their investment from this niche if the returns are unable to meet their expectations.
As our asset management business is carried out more and more comprehensively, the risks due to undeveloped financial and credit systems in China will become more and more prominent. These include risks associated with the political and economic environment, foreign currency exchange and the legal system, on which our business has strong reliance. Laws, regulations and policies in China are insufficient to protect investors, like our asset owners. Some policies by the
PRC government in the future may have a significant adverse effect on our business development in China.

Due to the fluctuation of macroeconomic conditions and insufficient legal protection, some of the borrowers in the portfolios of NPLs we manage may default on their loans or even declare bankruptcy. As a result, actual collections may materially deviate from previous estimates. The consequence may adversely affect our business. In addition, the international financial markets in which the securities of the PRC government, agencies and private entities are traded also have experienced significant price fluctuations upon speculation that the PRC government may revalue the RMB which could increase our costs relative to our PRC revenues.

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
Any fluctuation on currency exchanges may risk our ability to utilize revenue generated in RMB to fund our business activities outside the PRC. On the other hand, the fluctuation may also risk our ability to fund our Chinese business activities with the capital raised from global capital market. Previously it was not necessary for the Company to engage in hedging activities so as to neutralize the impact of foreign exchange rate fluctuations, and we have not entered into agreements or purchased instruments to hedge our exchange rate risks. However, we may do so in the future if China eventually adopts a floating system and the volatility of currency risks is material to the Company's operation and financial performance.

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

CURRENTLY WE HAVE NO INTENTION TO PAY DIVIDENDS

We have never paid any cash dividends on our common stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.

Item 7. Financial Statements.

        The financial statements required by this Item are set forth at pages indicated in Item 13 following page 27 of this Report.

Item 8. Changes In and Disagreements with Accountants on Accounting and
Financial Disclosure.

        Not applicable.

Item 8A. Controls and Procedures.

         (a) Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. As of the end of the fiscal year ended December 31, 2005, the Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial
Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer
concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information required to be included in the
Company's periodic Securities and Exchange Commission ("SEC") filings.

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

Name                  Nationality        Age      Title
----                  -----------        ---      -----

Man Keung Alan Wai    Hong Kong          45       Chairman of the Board,
                                                  Chief Executive Officer, and
                                                  President
Man Ying Ken Wai      Canadian           40       Vice President, Director
Barry Yiu             Chinese            46       Vice President, Director
Vivian Wai Wa Chu     Australian         35       Chief Financial Officer,
                                                  Secretary and Director

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

Mr. Wai, Man Keung Alan - Chairman, Chief Executive Officer & President

Mr. Wai, Man Keung Alan is the founder of the Company, and the Chairman & CEO since its incorporation. He is responsible for identifying business opportunities, overall strategic planning and development of the Company. Under his leadership and management, the Company has grown and expanded quickly in
Hong Kong and China. Mr. Wai has over 15 years of entrepreneur experience in business development and administration prior to founding Welcon Info-Tech in
Hong Kong in 1997.

Mr. Wai, Man Ying Ken - Director and Vice President

Mr. Wai, Man Ying Ken is the co-founder, Director and Vice President of our
Company since its incorporation. He takes comprehensive responsibilities of determining and developing its direction, establishing operation strategies, considering economic benefits, assets valuation and financial decision making.
Prior to his current position, Mr Wai was a director in a Hong Kong -based company specializing in property development and construction. Having co-founded
Chinawe with his elder brother Mr. Wai Man Keung Alan, he has dedicated himself to the development and management of our Company ever since. He studied General
Science at the University of Waterloo, Canada.

Ms. Chu, Vivian Wai Wa - Director, Chief Financial Officer & Secretary

Ms. Chu, Vivian Wai Wa has been our Secretary and Director since incorporation, taking responsibilities for the financial management as well as the Company's various administrative affairs. Later she became our Chief Financial Officer.
She has accumulated her skills from managing diversified areas before joining
us. Ms. Chu takes charge of financial planning, overall cost controlling, and strategic planning. She also identifies and establishes the Company's core competition. She obtained both her Bachelor of Economics and Bachelor of Arts in
Asian Studies from The Australian National University in 1992. Ms. Chu is the
spouse of Mr. Wai Man Ying Ken.

Mr. Barry Yiu - Director

Mr. Barry Yiu is responsible for fund raising. He has over 15 years of experience in business development, strategy planning, financing management.
Prior to his current position, Mr. Yiu has been engaged in several companies in
Hong Kong and China involving sizable developments and investments. Mr. Yiu obtained his Bachelor degree from the University of Toronto, Canada in 1983 and his MBA in Finance from McMaster University in Hamilton, Canada in 1985.

Other employees

Mr. Philips Yizhao Zhang- Senior Manager

Mr. Philips Yizhao Zhang is our Senior Manager. His responsibilities include internal control, financial reporting and analysis. He began his career as foreign exchange trader, institutional equity trader and portfolio manager in
South Financial Service Corporation in China. Before joining our Company he was a financial consultant in Hendrickson Asset Management Inc. in New York. Mr.
Zhang is a CPA in the United States and a Professional Economist in China. He
received his bachelor degree in Economics from Fudan University, Shanghai, and
MBA degree with dual concentrations in financial analysis and accounting from the University at Buffalo, the State University of New York.

Mr. Eugene Lin - Senior Manager

Mr. Lin has been the Legal Compliance Officer since he joined our Company. He is in charge of the Company's comprehensive legal activities. His experiences include serving as a Legal Specialist specializing in international copyright protection in Tenwell Consulting Co., Ltd. Mr. Lin holds a Qualification
Certificate of Law Practitioner in China. He obtained a LLB degree from
International Law School, Guangdong University of Foreign Studies.

Mr. Li Yang - Senior Asset Manager

Mr. Li Yang joined our Company as Senior Asset Manager. He is mainly responsible for the asset management of NPL. Prior to his current position, he was a senior asset manager in Yuehai Group, an asset management company in Guangdong, China.
Previously he accumulated ten years of asset management experience as a director of Great China Company Ltd, a subsidiary of Kwong Nam Group, a public company listed in Hong Kong. Mr. Yang graduated from Guangzhou International Trade
College in 1986.

Mr. Yonghui Wu-Senior Asset Manager

Mr. Yonghui Wu joined our Company as Asset Manager. He was a judge in the
People's Court of Zhao'an County, Fujian province, adjudicating civil and commercial law cases. He graduated from Xiamen University in the law faculty and obtained the certificate of legal qualification issued by National Judiciary in
China.

Mr. Ng, Yuet Tong Jeffrey-Information Technology Manager

Mr. Ng is responsible for management of our information technology system. He has 10 years experience in the IT industry. Prior to joining our Company in
1997, Mr. Ng was the system engineer with a HK local software company directly responsible for development technology and project management. Before that, Mr.
Ng was a Senior System Support with Bond Network Limited.

Each of the Company's directors and executive officers is to serve until the next Annual Meeting of Shareholders or until his or her earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company's directors, its executive officers and any person holding more than 10% of the Company's common stock are required to report their ownership of the Company's common stock and any changes in that ownership to the SEC on the SEC's Forms 3, 4 and 5. Based on the Company not
having received copies of any such forms, the Company believes that no officers, directors and owners of greater than 10% of the Company's common stock engaged in any transactions in the Company's common stock during the fiscal year ended
December 31, 2005.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer,
Controller and any person performing similar functions) and employees. The
Company has filed a copy of this Code of Ethics as Exhibit 14 to its Annual
Report on Form 10-KSB for the year ended December 31, 2003.

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

Name and Principal Position              Year                   Salary
Man Keung Alan Wai                       2005                   $0
                                         2004                   $0
                                         2003                   $0

No bonus or other compensation was paid to the Chief Executive Officer during such years

Item 11. Security Ownership of Certain Beneficial Owners and Management and
Related Stockholder Matters.

The following table sets forth information as of March 30, 2006, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group.
Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

                                                                  Percent of
                                                                  Outstanding
                                                Amount of          Shares of
Name of Beneficial Owner (1)               Beneficial Ownership   Class Owned
----------------------------               --------------------  ---------------

Gonet Associates Ltd.                           22,054,090            55.1
Man Keung Alan Wai (2)                          22,054,090            55.1
Man Ying Ken Wai                                         0               0
Barry Yiu                                                0               0
Vivian Wai Wa Chu                                        0               0
Charter One Investments Limited (3)              3,800,000             8.7
All officers and directors as a group           22,054,090            55.1
(through ownership of Gonet) (4 persons)

1. The address for each of the officers and directors of the Company is c/o our corporate headquarters in Guangzhou, China.

2. Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

3. The address for Charter One Investments Limited is P.O. Box 957, Offshore
Incorporations Centre, Road Town, Tortola, British Virgin Islands.

The following table sets forth information as of December 31, 2005 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company's Common Stock are authorized for issuance:

                      Equity Compensation Plan Information

                                                                           Number of securities
                                                                          remaining available for
                         Number of securities to     Weighted-average      future issuance under
                         be issued upon exercise    exercise price of       equity compensation
                         of outstanding options,   outstanding options,      plans (excluding
                           warrants and rights     warrants and rights    securities reflected in
                                                                                column (a))

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

         10.3                Asset Consulting Agreement, dated as of April
                             20, 2005, by and between Huizhou One Limited and
                             Chinawe Asset Management (PRC) Limited (5)

         14                  Code of Ethics (6)

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

         4      Filed as an exhibit to our Company's Quarterly Report on Form
10-QSB, as filed with the Securities and Exchange Commission on August 23, 2004
and hereby incorporated by reference herein.

         5      Filed as an exhibit to our Company's Quarterly Report on Form
10-QSB, as filed with the Securities and Exchange Commission on May 23, 2005 and
hereby incorporated by reference herein.

         6      Filed as an exhibit to our Company's Annual Report on Form
10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005
and hereby incorporated by reference herein.

Item 14. Principal Accountant Fees and Services.

         Audit Fees.

                The aggregate fees billed for the fiscal years ended December
31, 2005 and 2004 for professional services rendered by Moores Rowland Mazars for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $36,970 and
$23,500, respectively.

         Audit-Related Fees.

                The aggregate fees billed for the fiscal years ended December
31, 2005 and 2004 for assurance and related services rendered by Moores Rowland
Mazars related to the performance of the audit or review of our financial statements were $0 and $0, respectively.

         Tax Fees.

                The aggregate fees billed for the fiscal years ended December
31, 2005 and 2004 for services rendered by Moores Rowland Mazars in connection with the preparation of our tax returns were $0 and $0, respectively.

         All Other Fees

                Moores Rowland Mazars did not provide any other services to the Company in either of the fiscal years ended December 31, 2005 and December
31, 2004.

                The Company does not have a standing Audit Committee.

INDEX TO FINANCIAL STATEMENTS
--------------------------------------------
Years ended December 31, 2005 and 2004

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

Notes to and Forming Part of the Financial Statements                   F6 - F14

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheet of Chinawe.com Inc.
(the "Company") as of December 31, 2005 and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for the years ended December 31, 2005 and 2004. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31,
2005 and the results of its operations and its cash flows for the years ended
December 2005 and 2004, in conformity with accounting principles generally accepted in the United States of America.

/s/ MOORES ROWLAND MAZARS
Chartered Accountants
Certified Public Accountants
Hong Kong
March 31, 2006

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
-------------------------------------------------------------------------------

                                              NOTE     Year ended December 31,
                                                          2005            2004
                                                          US$             US$
OPERATING REVENUES
On-line services                                          26,049         34,163
Asset management and related services                  1,194,494        270,161
                                                       ---------        -------
                                                       1,220,543        304,324

Depreciation                                            (47,743)        (6,921)
Administrative and general expenses                    (704,839)      (219,059)
                                                       ---------      ---------
INCOME FROM OPERATIONS                                   467,961         78,344

NON-OPERATING INCOME (EXPENSE)
Interest                                                (32,216)       (29,032)
Other income                                               2,244          2,585
                                                           -----          -----

INCOME BEFORE INCOME TAXES                               437,989         51,897

Income tax expense                              5      (225,105)       (12,128)
                                                       ---------       --------

NET INCOME                                               212,884         39,769
                                                         =======         ======

Basic and diluted net income per share
of common stock                                2(i)         0.00           0.00
                                                            ====           ====

Weighted average number of shares of
common stock outstanding                              43,800,000     43,156,284
                                                      ==========     ==========

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED BALANCE SHEET
-------------------------------------------------------------------------------
                                                              As of December 31,
                                                        NOTE           2005
ASSETS                                                                 US$
Current assets:
Cash and cash equivalents                                             237,310
Accounts receivable, net of allowance
    for doubtful accounts of $2,215                                    48,573
Prepayment, deposits and other debtors                                 53,494
                                                                       ------
Total current assets                                                  339,377
Property, plant and equipment, net                        3           127,662
                                                                      -------
TOTAL ASSETS                                                          467,039
                                                                      =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Customer deposits received                                              7,201
Accrued expenses and other current liabilities                        215,567
Current portion of long-term debt                         4            12,354
Due to related parties                                    6           764,062
Income tax payable                                                    237,233
                                                                      -------
Total current liabilities                                           1,236,417
                                                                    ---------
Long term liabilities:
Non-current portion of long-term debt                     4            39,120
                                                                       ------

Contingencies and commitments
Stockholders' deficit:
Preferred stock, par value $0.001 per share; authorized                43,800
20,000,000 shares; none issued
Common stock, par value $0.001 per share; authorized
100,000,000 shares; issued and outstanding 43,800,000
shares
Capital in excess of par                                               85,948
Accumulated losses                                                  (932,837)
Accumulated other comprehensive income                                (5,409)
                                                                      -------
Total stockholders' deficit                                         (808,498)
                                                                    ---------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                          467,039
                                                                   ==========

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
--------------------------------------------------------------------------------

                                                                                            Accumulated
                                                          Capital                                 other             Total
                             Number of                  in excess      Accumulated        comprehensive     Stockholders'
                                shares        Amount       of par           losses        income (loss)         (deficit)
                                                 US$          US$              US$                  US$               US$
Balance as of
January 1, 2004             40,000,000        40,000     (38,520)      (1,185,490)                  122       (1,183,888)

Issuance of shares for       3,800,000         3,800      124,468                                                 128,268
settlement of loan

Comprehensive income:
   Net income for the                -             -            -           39,769                    -            39,769
   year

   Currency
   translation
   adjustment                        -             -            -                -                (447)             (447)
                           -----------   -----------   ------------  --------------      --------------    --------------
Total comprehensive
income                                                                                                             39,322
                                                                                                           --------------

Balance as of
December 31, 2004           43,800,000        43,800       85,948      (1,145,721)                (325)       (1,016,298)

Comprehensive income:
   Net income for the
   year                              -             -            -          212,884                    -           212,884

   Currency
   translation
   adjustment                        -             -            -                -              (5,084)           (5,084)
                           -----------   -----------   ------------  --------------      --------------    --------------
Total comprehensive
income                                                                                                            207,800
                                                                                                           --------------

Balance as of
December 31, 2005           43,800,000        43,800       85,948        (932,837)              (5,409)         (808,498)
                            ==========        ======       ======        =========              =======         =========

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
--------------------------------------------------------------------------------

                                                                           2005 (US$)    2004 (US$)
CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                   212,884        39,769
Adjustments to reconcile net income to net cash provided by
     Operating activities:
            Depreciation                                                      47,743         6,921
            Exchange gain on settlement of loan                                    -          (349)
            Changes in operating assets and liabilities:
              Accounts receivable, net                                       (36,535)      (10,000)
              Prepayments, deposits and other debtors                        (49,661)        3,922
              Customer deposits received                                      (8,226)       (6,138)
              Accrued expenses and other current liabilities                  66,863        20,484
              Income tax payable                                             225,105        12,128
                                                                             ---------      ------
NET CASH PROVIDED BY OPERATING ACTIVITIES                                    458,173        66,737
                                                                             --------       ------
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                   (108,166)       (4,370)
                                                                             -------        ------
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                  (18,117)       (6,090)
Advance from related parties                                                  58,903       243,450
Repayment to related parties                                                (174,872)     (305,930)
Loan from a director                                                           6,047         4,365
                                                                             -------       -------
NET CASH USED IN FINANCING ACTIVITIES                                       (128,039)      (64,205)
                                                                             -------        ------
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         221,968        (1,838)
Cash and cash equivalents, beginning of year                                  14,929        16,800
Effect of exchange rate changes                                                  413           (33)
                                                                             -------        ------
CASH AND CASH EQUIVALENTS, END OF YEAR                                       237,310        14,929
                                                                             =======        ======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                        32,216           518
                                                                             ========       ======

NON-CASH TRANSACTION
Issuance of 3,800,000 shares of common stock of the Company for
settlement of a loan from a related party                                          -       128,269
Purchase of property, plant and equipment through a capital lease
arrangement                                                                   62,994             -
                                                                              ======       =======

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
-------------------------------------------------------------------------------

1.  DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE

Chinawe.com Inc. ("Chinawe") was incorporated under the laws of the State of
California. Chinawe's principal business activity is providing professional management services relating to non-performing loans ("NPLs") in the People's
Republic of China ("PRC"), as well as other consulting services. Guangzhou
Welcon Information Limited ("WIT (GZ)"), a subsidiary of Chinawe from which the
Company previously derived substantially all of its revenues, terminated operations on October 31, 2005. The activities WIT (GZ) for the years ended
December 31, 2005 and 2004 were insignificant and immaterial to the financials of the Company.

The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands in
December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited ("CAM (HK)").

CAM (HK); a company incorporated in Hong Kong in June 1997, which provides subscriber services for the production of website images and a business-to-business e-marketplace for small-to-medium size businesses.

WIT (GZ) is a joint venture formed in the PRC in March 2000. CAM (HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the "PRC
Party") to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years. The PRC Party was registered in Guangzhou in March 1998 and was principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and a business-to-business e-marketplace for small-to-medium size businesses. The joint venture agreement required CAM (HK) to invest US$127,486 into the joint venture. The PRC Party was to provide premises, facilities and licensing agreements for an annual service fee of US$12,068. All profits or losses, net of service fees from the joint venture, were to be allocated to CAM (HK). As mentioned above, WIT (GZ) ceased business on October 31, 2005.

Chinawe Asset Management (PRC) Limited ("CAM (PRC)") was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One
Limited, a subsidiary of Citigroup Financial Products Inc. ("CFP").

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US"). The financial statements are presented in US dollars.

(b) Going concern considerations

The Company's financial statements for the year ended December 31, 2005 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2005, the Company had negative working capital and stockholders' deficit of US$897,040 and US$808,498 respectively, which raise substantial doubt about its ability to continue as a going concern.

Management is of the view that although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the Company's business. Management of the Company is confident that the new strategic direction of the Company and the servicing arrangements with CFP will generate sufficient cash flows for operations, then gradually improve its financial condition, and eventually erase doubts as to the
Company's operating as a going concern.

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

Office equipment                             20%
Computer equipment                           30%
Leasehold improvements                       50%
Motor vehicles                               30%

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

On-line services income represents subscription and service income receivable from members, which is recognized over the period of subscription and to the extent of services rendered in accordance with the terms of agreements.

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

(i)   Earnings per common share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings per share in 2005 or 2004.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(j)    Foreign currency translation

The Company's functional currency is Renminbi, which is the currency of the primary economic environment in which the Company operates. For group reporting purposes, the amounts shown in the financial statements are presented in US dollars ("reporting currency").

For translation of financial statements into the reporting currency, assets and liabilities for each balance sheet presented are translated at the rates of exchange existing at the year end. Income and expenses for each income statement presented are translated at the average rates during the year. Resulting exchange differences are recognized in accumulated other comprehensive income within stockholders' equity.

(k)    Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates includes provisions for doubtful accounts, sales returns and allowances, long-lived assets and incomes taxes. Actual results could differ from those estimates.

(l)   Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts receivable and accounts payable, approximate their carrying value in the financial statements.

(m)   Comprehensive income

SFAS No. 130, "Reporting Comprehensive Income", establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The
Company's components of comprehensive income include net income for the year and a foreign currency translation adjustment.

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

3. PROPERTY, PLANT AND EQUIPMENT, NET

         Property, plant and equipment are summarized as follows:

                                        As of December 31, 2005
                                              US$
         Office equipment                    7,361
         Computer equipment                  7,752
         Leasehold improvements             57,022
         Motor vehicles                     99,119
                                           -------
                                           171,254
         Accumulated depreciation          (43,593)
         Currency translation adjustment         1
                                          --------
            Net                            127,662
                                          ========

4. LONG TERM DEBT

Long term debt consists of an obligation under capital lease with US$51,474 outstanding as of December 31, 2005. The debt is secured by a motor vehicle with a net book value of US$42,567, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,234, with the final installment due in
February 2010. Maturity of the debt is as follows:

                                                As of December 31, 2005
                                                    US$
  Payable during the following periods
         Within 1 year                             14,808
         Over 1 year but not exceeding 2 years     14,808
         Over 2 years but not exceeding 3 years    14,808
         Over 3 years but not exceeding 4 years    14,808
         Over 4 years but not exceeding 5 years     2,468
                                                  --------
                                                   61,700
     Less: Amount representing interest           (10,226)
                                                  --------
     Present value of net minimum lease payments   51,474
                                                  ========

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

Companies that carry on business and derive income in Hong Kong are subject to
Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to national income tax at 30% and local income tax at 3%. The income tax expense for the year represents the PRC enterprise income tax charged on the profit earned in the PRC.

No income taxes have been provided for the Hong Kong subsidiary as it has incurred losses since commencement of its operations.

The reconciliation between the effective tax rate and the statutory US federal income tax rate is as follows:

                                                                              YEAR ENDED DECEMBER 31,
                                                                            ------------------------------
                                                                             2005              2004
                                                                            % of Pre-          % of Pre-
                                                                            Tax Income         Tax Income

Computed" expected" tax expense (benefit)                                        34                 34
Differences in tax rates in the countries in which the Company operates           9                  3
Deferred tax asset valuation allowance                                           10                 60
Non-deductible expenses / Tax-exempt revenue                                     (4)                (77)
Others                                                                            2                   3
                                                                            ----------         ---------
                                                                                 51                  23

The Company's deferred tax asset is as follows:

                                                          AS OF DECEMBER 31, 2005
                                                    ---------------------------------
                                                                       US$
Hong Kong operating loss carry forward                              124,476
Deferred tax asset valuation allowance                             (124,476)
                                                              --------------
Net deferred tax asset                                                    -
                                                              ==============

As of December 31, 2005, the Company had Hong Kong operating losses carry forward of approximately US$711,294 which may be carried forward indefinitely.
Management has provided a full allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.

6. RELATED PARTY BALANCES AND TRANSACTIONS

      The balances with related parties are as follows:

                                                          December 31, 2005
                                                                   US$
                                                  NOTE
        Loan from a director, including interest   (a)            146,081
        Advances from stockholders                 (b)            614,425
        Advances from PRC party*                   (b)              3,556
                                                              ------------
                                                                  764,062
                                                              ============

       *   The PRC party is a joint venture partner of the Company for a
           Sino-foreign co-operative joint venture established in the PRC.

         Note:

          (a)    The loan from a director is unsecured, interest bearing and was repayable on December 31, 2005. Interest expense charged for the year ended December 31, 2005 and 2004 was $31,194 and
                 $28,514, respectively. The maturity date of this loan was
                 extended until September 2006.

         (b)     The amounts due are unsecured, interest-free and repayable on demand.

During the year ended December 31, 2005, the Company received advances from related parties of US$58,903. The Company also repaid advances of US$174,872.

The Company occupied office space in a building leased by the PRC party. Rental expense for the years ended December 31, 2005 and 2004 was approximately
US$11,944 and US$10,648 respectively.

7. OPERATING LEASE COMMITMENTS

      At the balance sheet date, the Company had total future minimum lease payments under non-cancelable operating leases, which are payable as follows:
                                                                     As of
                                                           December 31, 2005

         Within one year                                             30,102
         In the second to fifth years inclusive                      17,506
                                                                     ------
                                                                     47,608
                                                                    =======

8. RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

Following the introduction of the Mandatory Provident Fund Schemes Ordinance
("MPFO") in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since December 1, 2000. Both the
Company and its employees make monthly contributions to the fund at 5% of the employees' earnings as defined under the MPFO. The contributions of the Company and the employees are subject to a cap of HK$1,000 ($129) per month and thereafter contributions are voluntary.

As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees at 11% of the basic salary of its employees. The state-sponsored retirement plan is responsible for the entire pension obligations for the actual pension payments or post-retirement benefits beyond the annual contributions.

During the years ended December 31, 2005 and 2004, the aggregate amount of the
Company's contributions amounted to $10,636 and $4,768, respectively.

9. CONTINGENCIES

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to 31 December 2005, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the
PRC. The Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations.

Despite the fact that the Company has fully accrued the taxes in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.

10. STOCK PLAN

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
Company's common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2005, no awards have been made under the
Plan.

11. RISK CONSIDERATIONS

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

                                              CHINAWE.COM INC.

                                              By:  /s/ Man Keung Wai
                                                   ---------------------
                                                   Man Keung Wai
                                                   Chairman of the Board

Date:  March 31, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES                            TITLE                            DATE

/s/ Man Keung Wai       Chairman of the Board, Chief Executive    March 31, 2006
-------------------     Officer and Director (Principal
Man Keung Wai           Executive Officer)

/s/ Man Ying Ken Wai    Vice President of Marketing, Director     March 31, 2006
---------------------
Man Ying Ken Wai

/s/ Vivian Wai Wa Chu   Chief Financial Officer,                  March 31, 2006
----------------------  Secretary and Director
Vivian Wai Wa Chu       (Principal Financial Officer)

                        Director                                  March --, 2006
----------------------
Barry Yiu