Form 10QSB
period 2006-03-31
CHINAWE COM INC
filed 2006-05-22
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)
 [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from           to
                                             ---------    ---------

                        Commission file number 000-26169
                        ----------------------

                                Chinawe.com Inc.
              ---------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           California                                     95-462728
           ----------                                     ---------
  (State or other jurisdiction                        (I.R.S. Employer
 of incorporation or organization)                   Identification No.)

                            Room 1304, Dongbao Tower
                             767 Dongfeng Road East
                             Guangzhou, China 510600
                             -----------------------
                    (Address of principal executive offices)

                                (8620) 3821-0119
                                ----------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act). Yes        No   X
                                    -------   -------

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of May 14, 2006 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                Chinawe.com Inc.

PART I  - FINANCIAL INFORMATION                                       Page No.

Item 1.   Financial Statements

          Consolidated Condensed Balance Sheet as of
          March 31, 2006 (Unaudited)                                    3

          Consolidated Condensed Statements of Operations for
          the Three months ended March 31, 2006 (Unaudited)
          and March 31, 2005 (Unaudited)                                4

          Consolidated Condensed Statement of Changes in
          Stockholders' Deficit for the Three months ended
          March 31, 2006 (Unaudited)                                    5

          Consolidated Condensed Statements of Cash Flows for
          the Three months ended March 31, 2006 (Unaudited)
          and March 31, 2005 (Unaudited)                                6

          Notes to Consolidated Condensed Financial Statements          7

Item 2.   Management's Discussion and Analysis or Plan of Operation     12

Item 3.   Controls and Procedures                                       17

PART II - OTHER INFORMATION

Item 6.   Exhibits                                                      18

SIGNATURES                                                              19

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                 Note                As of
                                                                March 31, 2006
                                                                      US$
                                                 ----           --------------

ASSETS
Current assets:
Cash and cash equivalents                                           287,095
Accounts receivable, net of allowance
   for doubtful accounts of US$2,215                                 68,568
Prepayments, deposits and other debtors                              21,663
                                                                     ------

Total current assets                                                377,326

Property, plant and equipment, net                 5                116,629
                                                                    -------
TOTAL ASSETS                                                        493,955
                                                                    =======

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities                      194,268
Current portion of long-term debt                  6                 12,342
Due to related parties                             7                709,822
Income tax payable                                 8                313,470
Surcharge on taxes                                 9                 14,335
                                                                   --------

Total current liabilities                                         1,244,237
                                                                  ---------
Long term liabilities:
Non-current portion of long-term debt              6                 35,997
                                                                 ----------

Contingencies and commitments                      9

Stockholders' deficit:
Preferred stock, par value US$0.001 per share;
   authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share;
   authorized 100,000,000 shares; issued                             43,800
      and outstanding 43,800,000 shares
Capital in excess of par                                             85,948
Accumulated losses                                                 (912,811)
Accumulated other comprehensive loss                                 (3,216)
                                                                 -----------

Total stockholders' deficit                                        (786,279)
                                                                   ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         493,955
                                                                  =========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                                                  Three months ended March 31,
                                                                                ---------------------------------
                                                                                   2006                  2005
                                                                   NOTE             US$                   US$
                                                                  -----         -----------          ------------

OPERATING REVENUES
On-line services                                                                        55                 5,956
Asset management and related services                                              376,865               288,034
                                                                                -----------          ------------

                                                                                   376,920               293,990
Depreciation                                                                       (11,855)                 (547)
Administrative and general expenses                                               (282,026)              (55,977)
                                                                                -----------          ------------

INCOME FROM OPERATIONS                                                              83,039               237,466

NON-OPERATING INCOME (EXPENSE)
Interest                                                                            (8,403)               (7,807)
Surcharge on taxes                                                  9              (14,335)                   --
Other income                                                                           426                   596
                                                                                -----------          ------------

INCOME BEFORE INCOME TAXES                                                          60,727               230,255

Income tax expense                                                  8              (40,701)               (9,873)
                                                                                -----------          ------------

NET INCOME                                                                          20,026               220,382
                                                                                ===========          ============

Basic and diluted net income per share of common stock                                0.00                  0.01
                                                                                ===========          ============

Weighted average number of shares of common stock outstanding                   43,800,000            43,800,000
                                                                                ===========          ============

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                       CONSOLIDATED CONDENSED STATEMENT OF
                        CHANGES IN STOCKHOLDERS' DEFICIT
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

                                                                                                 Accumulated
                                                              Capital in                               other             Total
                                                               excess of       Accumulated     comprehensive     Stockholders'
                                    Number of       Amount           par            losses              loss           deficit
                                       shares          US$           US$               US$               US$               US$
                                   ----------       ------     ---------       -----------     -------------     -------------

Balance as of
January 1, 2006                    43,800,000       43,800      85,948           932,837)         (5,409)          (808,498)

Comprehensive income:
   Net income                               -            -           -             20,026               -             20,026
   Currency translation
     adjustments                            -            -           -                  -           2,193              2,193
                                   ----------       ------      ------          ---------         -------          ---------
Total comprehensive income
                                                                                                                      22,219
                                                                                                                      ------

Balance as of
March 31, 2006                     43,800,000       43,800       85,948          (912,811)         (3,216)          (786,279)
                                   ==========       ======      =======         =========         =======          =========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

                                                                                  Three months ended March 31,
                                                                                --------------------------------
                                                                                  2006 (US$)        2005 (US$)
                                                                                --------------    --------------

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                           20,026           220,382
Adjustments to reconcile net income to net cash provided by
   operating activities:
   Depreciation                                                                      11,855               547
   Exchange difference                                                                  647                 -
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                       (19,812)          (10,000)
     Prepayments, deposits and other debtors                                         32,035            (5,551)
     Customer deposits received                                                      (7,229)            8,236
     Accrued expenses and other current liabilities                                 (21,413)              360
     Surcharge on taxes                                                              14,335                -
     Income tax payable                                                              75,520             9,873
                                                                                    -------           -------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                           105,964           223,847
                                                                                    -------           -------

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment                                              (565)                -
                                                                                    -------           -------

NET CASH USED IN INVESTING ACTIVITIES                                                  (565)                -
                                                                                    -------           -------

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt                                                          (3,085)           (1,047)
Advance from related parties                                                        202,642            64,150
Repayment to related parties                                                       (258,285)          (91,923)
Increase in loan from a director                                                      1,219             6,150
                                                                                    -------             -----

NET CASH USED IN FINANCING ACTIVITIES                                               (57,509)          (22,670)
                                                                                    -------           -------

NET INCREASE IN CASH AND CASH EQUIVALENTS                                            47,890           201,177

Cash and cash equivalents, beginning of period                                      237,310            14,929

Effect of exchange rate changes                                                       1,895               (39)
                                                                                    -------           -------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                            287,095           216,067
                                                                                    =======           =======

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                                8,403             7,807
                                                                                    =======           =======

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                        THREE MONTHS ENDED MARCH 31, 2006
                                   (UNAUDITED)

1. The interim financial statements

      The accompanying financial statements have been prepared by Chinawe.com
Inc. ("Chinawe") and its subsidiaries (collectively referred to as the
"Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2006 are not necessarily indicative of the operating results for the full year.

2. Description of business

      The Company was formed pursuant to the corporation laws of the State of
California on March 19, 1997. The Company's principal business is providing professional management services relating to non-performing loans ("NPL" or
"NPLs") in the People's Republic of China ("PRC"). Guangzhou Welcon Information
Limited ("WIT (GZ)"), a subsidiary of the Company from which the Company previously derived a great proportion of its revenues, terminated its operations on October 31, 2005. The activities of WIT (GZ) for the year ended December 31,
2005 were insignificant and immaterial to the financial statements of the
Company. The Company's professional service platform provides comprehensive solutions to NPL assets, either by expediting ownership transactions between the portfolio owners and their purchasers, or by negotiating with the relevant debtors to facilitate financial restructures. The Company is also actively seeking a wide scope of asset management opportunities among various industries located in the PRC.

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

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

4. Summary of significant accounting policies

     (a) Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US").

     (b) Basis of presentation

The accompanying financial statements present the financial position of the
Company as of March 31, 2006, and its results of operations and cash flows for the three months ended March 31, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation.

     (c) Translation of foreign currencies

The Company's functional currency is Renminbi, which is the currency of the primary economic environment in which the Company operates. For reporting purposes, the amounts shown in the financial statements are presented in US dollars ("reporting currency").

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

     (d) Going concern consideration

The Company's financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2006, the Company had negative working capital and stockholders' deficit of US$866,911 and US$786,279, respectively, which raised substantial doubt about its ability to continue as a going concern.

Management is of the view that although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the Company's business. Management of the Company is confident that the new strategic direction of the Company and the servicing arrangements with a subsidiary of Citigroup Financial Products Inc. will generate sufficient cash flows for operations, gradually improve its financial condition, and eventually erase doubts as to the Company's operating as a going concern.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

5. Property, plant and equipment, net

     Property, plant and equipment are summarized as follows:

                                                      As of March 31, 2006
                                                               US$
                                                      --------------------
         Office equipment                                      7,925
         Computer equipment                                    7,752
         Leasehold improvement                                57,023
         Motor vehicle                                        99,120
                                                             -------

                                                             171,820
         Accumulated depreciation                            (55,447)
         Currency translation adjustment                         256
                                                             -------
         Net                                                 116,629
                                                             =======

6. Long term debt

     Long term debt consists of an obligation under a capital lease with
US$48,339 outstanding as of March 31, 2006. The debt is secured by a motor vehicle with a net book value of US$37,969, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,233, with the final installment due in February 2010. Maturity of the debt is as follows:

                                                            As of March 31, 2006
                                                                   US$
                                                            --------------------
         Within 1 year                                             14,796
         Over 1 year but not exceeding 2 years                     14,796
         Over 2 years but not exceeding 3 years                    14,796
         Over 3 years but not exceeding 4 years                    13,563
                                                                   ------
                                                                   57,951
     Less: Amount representing interest                            (9,612)
                                                                   ------

Present value of net minimum lease payments                        48,339
                                                                   ======

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                   THREE MONTHS ENDED MARCH 31, 2006 AND 2005
                                   (UNAUDITED)

7. Related party transactions

     The balances with related parties are as follows:

                                                            As of March 31, 2006
                                                                     US$
                                                            --------------------
         At cost:                                   NOTE
         Loan from a director, including interest    (a)             147,157
         Advances from stockholders                  (b)             562,665
                                                                     -------
                                                                     709,822
                                                                     =======

     (a) The loan from a director is unsecured, interest bearing and was repayable on June 30, 2004. Interest expense charged for the three months ended
March 31, 2006 and 2005 was US$7,791 and US$7,752, respectively. The maturity date of this loan was extended until September 2006.

     (b) Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2006 and 2005, the Company received advances from related parties of US$202,642 and US$64,150, respectively. In addition, during the three months ended March 31, 2006 and
2005, the Company repaid advances of US$258,285 and US$91,923, respectively.

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

Companies that carry on business and derive income in Hong Kong are subject to
Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to a national income tax at 30% and a local income tax at 3%. The income tax expense for the year represents the PRC enterprise income tax charged on the profit earned in the PRC.

No income taxes have been provided for the Hong Kong subsidiary as it has incurred losses since commencement of its operations.

9. Contingencies

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to March 31, 2006, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the
PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a default interest that may be levied on the Company at a daily rate of
0.05% of the underpaid taxes.

Despite the fact that the Company has fully accrued the taxes and related default interest in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.

10. Stock Plan

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001
Restricted Stock Plan (the "Plan"), under which 5,000,000 shares of the
Company's common stock have been reserved for award under the Plan.

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through March 31, 2006, no awards have been made under the Plan.

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

OVERVIEW - RESULTS OF OPERATIONS

The Company's financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2006, the Company reported net income of US$20,026 and as of March 31, 2006 had a stockholders' deficit and a working capital deficit of US$786,279 and US$866,911, respectively.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2005

REVENUES. Revenue for the three months ended March 31, 2006 was US$376,920 as compared to that of US$293,990 for the three months ended March 31, 2005, an increase of 28%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business has continued to decrease while the Company earned asset management income of US$376,865 for the three months ended March 31, 2006, compared to the three months ended March 31, 2005 of US$288,034.

EXPENSES. Administrative and general expenses for the three months ended March
31, 2006 were US$282,026 as compared to US$55,977 for the three months ended
March 31, 2005, an increase of 404%. The increase was mainly attributable to the growing asset management business of the Company. The increase in administrative and general expenses mainly comprised the increase in salary expense from
US$33,747 for the three months ended March 31, 2005 to US$105,248 for the three months ended March 31, 2006, rental expense from US$4,558 for the three months ended March 31, 2005 to US$12,844 for the three months ended March 31, 2006, motor vehicle expense from US$550 for the three months ended March 31, 2005 to
US$20,296 for the three months ended March 31, 2006, and professional fees from
US$475 for the three months ended March 31, 2005 to US$73,007 for the three months ended March 31, 2006 as a result of third party consulting fees incurred for the asset management business.

As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$7,791 and US$7,752 payable to the director for the three months ended March 31, 2006 and 2005, respectively.

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THE THREE MONTHS ENDED MARCH 31,
2005

TAXATION. Income tax expense for the three months ended March 31, 2006 amounted to US$40,701. The amount represents PRC enterprise income tax charged on the profit from asset management and related services earned in the People's
Republic of China ("PRC").

As a consequence of the foregoing, we had income from operations for the three months ended March 31, 2006 of US$83,039 as compared to US$237,466 for the three months ended March 31, 2005. Our net income for the three months ended March 31,
2006 was US$20,026 as compared to US$220,382 for the three months ended March
31, 2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the three months ended March 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2006, the Company reported net income of US$20,026 and as of March 31, 2006 had a stockholders' deficit and a working capital deficit of US$786,279 and US$866,911, respectively. Although the
Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the
Company's business. Management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

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

Pursuant to the Definitive Agreement and the Foshan Agreement (collectively, the
"CFP Agreements"), Owner appointed CAM to provide enumerated consulting services with regard to the NPLs (the "Consulting Services") pursuant to the laws of the
PRC and the business scope of CAM as approved by the PRC government. CAM is to provide the Consulting Services in accordance with (a) applicable PRC law, (b)
the terms of the CFP Agreements, (c) the directions given pursuant to the CFP
Agreements from time to time by Owner, and (d) its responsible and reasonable judgment, within its agency authority and in the interest of Owner, as to other appropriate actions, subject to the approval of Owner.

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

During the reporting period, the Company has gradually but successfully shifted its core business to the NPL business. Its previous e-business is expected to diminish in importance with respect to revenue and profit. As a result,
Guangzhou Welcon Information Limited, a subsidiary of the Company from which the
Company previously derived a great proportion of its revenues from, terminated its operations on October 31, 2005.

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

During the quarter ended March 31, 2006, we derived a significant portion of revenues in the form of USD. Since October 2005, however, we have derived, and expect in the future to derive, a significant portion of revenues in the form of
Chinese RMB and, therefore, may be exposed to significant currency risks between the RMB and other major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S. dollar, during the fiscal years ended
December 31, 2004 and December 31, 2003, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, in the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if China adopts a floating system and our management determines that the volatility of currency risks is material to the Company's operations and financial performance.

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

Item 3. Controls and Procedures.

     (a) Evaluation of Disclosure Controls and Procedures

     Our disclosure controls and procedures (as defined in Rules 13a-15(e) and
15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange
Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's
Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of
March 31, 2006 and, based on their evaluation, the Chief Executive Officer and
Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

     (b) Changes in Internal Controls

     There have been no significant changes in the Company's internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II -OTHER INFORMATION

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

Date: May 22, 2006                                CHINAWE.COM INC.
                                                  ----------------
                                                  (Registrant)

                                                   By: /s/ Man Keung Wai
                                                       --------------------
                                                   Man Keung Wai
                                                   Chief Executive Officer
                                                   (Principal Executive Officer)

                                                   By: /s/ Vivian Chu
                                                       --------------------
                                                   Vivian Chu
                                                   Chief Financial Officer
                                                   (Principal Financial Officer)

