Form 10QSB
period 2006-06-30
CHINAWE COM INC
filed 2006-08-14
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

 [x] QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                  For the quarterly period ended June 30, 2006

       [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________

                        Commission file number 000-26169

                                Chinawe.com Inc.
                     ---------------------------------------

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
                           ---------------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).
Yes       No    X
    ---       ----

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of July 14, 2006 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                CHINAWE.COM INC.

PART I - FINANCIAL INFORMATION                                          Page No.

Item 1.  Financial Statements

      Consolidated Condensed Balance Sheet as of
      June 30, 2006 (Unaudited)                                              3

      Consolidated Condensed Statements of Operations
      for the Three and Six months ended June 30,
      2006 (Unaudited) and June 30, 2005 (Unaudited)                         4

      Consolidated Condensed Statements of Cash Flows
      for the Six months ended June 30, 2006
      (Unaudited) and June 30, 2005 (Unaudited)                              5

      Notes to Consolidated Condensed Financial
      Statements for the Six months ended June 30,
      2006 and 2005 (Unaudited)                                              6

Item 2.  Management's Discussion and Analysis or Plan of Operation          11

Item 3.  Controls and Procedures                                            14

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                           15

SIGNATURES                                                                  16

                                        2

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.
                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)
                                      Note

                                                                       As of
                                                                   June 30, 2006
                                                                        US$
ASSETS
Current assets:
Cash and cash equivalents                                               210,488
Accounts receivable, net of allowance
   for doubtful accounts of US$2,215                                     32,812
Prepayments, deposits and other debtors                                  22,480
                                                                       --------

Total current assets                                                    265,780

Property, plant and equipment, net                    5                 106,810
                                                                       --------
TOTAL ASSETS                                                            372,590
                                                                       ========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities                          179,688
Current portion of long-term debt                     6                  12,331
Due to related parties                                7                 523,747
Income tax payable                                    8                 352,434
Surcharge on taxes                                    9                  27,274
                                                                       --------

Total current liabilities                                             1,095,474
                                                                      ---------
Long term liabilities:
Non-current portion of long-term debt                 6                  32,883
                                                                       --------

Contingencies and commitments                         9

Stockholders' deficit:
Preferred stock, par value US$0.001 per share;
   authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share;
   authorized 100,000,000 shares; issued
     and outstanding 43,800,000 shares                                   43,800
Capital in excess of par                                                 85,948
Accumulated losses                                                     (882,926)
Accumulated other comprehensive loss                                     (2,589)
                                                                       --------
Total stockholders' deficit                                            (755,767)
                                                                       --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                             372,590
                                                                       ========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                           NOTE      Three months ended June 30,         Six months ended June 30,
                                                      2006              2005              2006            2005
                                                      US$               US$               US$             US$

OPERATING REVENUES
On-line services income                                -                  8,254                55          14,210
Asset management and related services                 384,563           215,855           761,428         503,889
                                                      ---------         ---------         ---------       ---------
                                                      384,563           224,109           761,483         518,099
Depreciation                                          (12,216)           (4,306)          (24,071)         (4,853)
Administrative and general expenses                  (248,685)         (137,635)         (530,711)       (193,612)
                                                      ---------         ---------         ---------       ---------

INCOME FROM OPERATIONS                                123,662            82,168           206,701         319,634

NON-OPERATING INCOME (EXPENSE)
Interest                                               (8,388)           (7,892)          (16,791)        (15,699)
Surcharge on taxes                                    (12,939)                -           (27,274)              -
Other income                                              427               223               853             819
                                                      ---------         ---------         ---------       ---------

INCOME BEFORE INCOME TAXES                            102,762            74,499           163,489         304,754

Income tax expense                          8         (72,877)          (14,996)         (113,578)        (24,869)
                                                      ---------         ---------         ---------       ---------

NET INCOME                                             29,885            59,503            49,911         279,885
                                                      =========         =========         =========       =========
Basic and diluted net income
per share of common stock                               0.001             0.001             0.001           0.006
                                                      =========         =========         =========       =========

Weighted average number of shares
 of common stock outstanding                        43,800,000       43,800,000        43,800,000       43,800,000
                                                    ===========      ===========       ===========      ===========

See notes to the consolidated condensed financial statements.

                                                  CHINAWE.COM INC.
                                  CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                                    (UNAUDITED)

                                                                                 Six months ended June 30,
                                                                                2006 (US$)        2005 (US$)

CASH FLOWS FROM OPERATING ACTIVITIES
Net income                                                                        49,911            279,885
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                   24,071              4,853
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                     16,177             10,000
     Prepayments, deposits and other debtors                                      31,475            (70,740)
     Customer deposits received                                                   (7,265)               341
     Accrued expenses and other current liabilities                              (36,166)            (2,895)
     Surcharge on taxes                                                           27,274                  -
     Income tax payable                                                          115,201             24,869
                                                                                --------           --------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                        220,678            246,313
                                                                                --------           --------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                         (2,617)           (50,289)
                                                                                --------           --------

NET CASH USED IN INVESTING ACTIVITIES                                             (2,617)           (50,289)
                                                                                --------           --------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                                       (6,166)            (3,168)
Advance from related parties                                                     207,875             91,532
Repayment to related parties                                                    (451,154)          (115,626)
Increase in loan from a director                                                   2,436              3,331
                                                                                --------           --------

NET CASH USED IN FINANCING ACTIVITIES                                           (247,009)           (23,931)
                                                                                --------           --------

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS                             (28,948)           172,093

Cash and cash equivalents, beginning of period                                   237,310             14,929

Effect of exchange rate changes                                                    2,126               (781)
                                                                                --------           --------

CASH AND CASH EQUIVALENTS, END OF PERIOD
                                                                                 210,488            186,241
                                                                                ========            =======
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                            16,791            15,699
                                                                                ========            =======

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

1.    The interim financial statements

      The accompanying financial statements have been prepared by Chinawe.com
Inc. ("Chinawe") and its subsidiaries (collectively referred to as the
"Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2006 are not necessarily indicative of the operating results for the full year.

2.    Description of business

      The Company was formed pursuant to the corporation laws of the State of
California on March 19, 1997. The Company's principal business is providing professional management services relating to non-performing loans ("NPL" or
"NPLs") in the People's Republic of China ("PRC"). The Company's professional service platform provides comprehensive solutions to NPL assets, either by expediting ownership transactions between the portfolio owners and their purchasers, or by negotiating with the relevant debtors to facilitate financial restructuring. The Company is also actively seeking a wide scope of asset management opportunities among various industries located in the PRC.

Guangzhou Welcon Information Limited ("WIT (GZ)"), a subsidiary of the Company from which the Company previously derived a great proportion of its revenues, terminated its operations on October 31, 2005 and dissolved in February 2006.
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
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

4.    Summary of significant accounting policies

    (a) Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US").

    (b) Basis of presentation

The accompanying financial statements present the financial position of the
Company as of June 30, 2006, and its results of operations for the three and six months ended June 30, 2006 and 2005 and cash flows for the six months ended June
30, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation.

    (c) Translation of foreign currencies

The Company's functional currency is Renminbi, which is the currency of the primary economic environment in which the Company operates. For reporting purposes, the amounts shown in the financial statements are presented in US dollars ("reporting currency").

For translation of financial statements into the reporting currency, assets and liabilities for each balance sheet presented are translated at the rates of exchange existing at year end. Income and expenses for each income statement presented are translated at the average rates during the year. Resulting exchange differences are recognized in accumulated other comprehensive income
(loss) within stockholders' equity.

    (d) Going concern consideration

The Company's financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2006, the Company had negative working capital and stockholders' deficit of US$829,694 and US$755,767 respectively, which raised substantial doubt about its ability to continue as a going concern.

Management is of the view that although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the Company's business. Management of the Company is confident that the new strategic direction of the Company and the servicing arrangements with a subsidiary of CFP will generate sufficient cash flows for operations, gradually improve its financial condition, and eventually erase doubts as to the Company's operating as a going concern.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

5. Property, plant and equipment, net

   Property, plant and equipment are summarized as follows:

                                                As of June 30, 2006
                                                       US$
   Office equipment                                   7,925
   Computer equipment                                 9,806
   Leasehold improvement                             57,023
   Motor vehicle                                     99,119
                                                   ---------

                                                    173,873
   Accumulated depreciation                         (67,063)
                                                   ---------
   Net                                              106,810
                                                   =========

6. Long term debt

   Long term debt consists of an obligation under capital lease with US$45,214 outstanding as of June 30, 2006. The debt is secured by a motor vehicle with a net book value of US$33,384, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,232, with the final installment due in February 2010. Maturity of the debt is as follows:

                                                       As of June 30, 2006
                                                               US$
   Within 1 year                                              14,778
   Over 1 year but not exceeding 2 years                      14,778
   Over 2 years but not exceeding 3 years                     14,778
   Over 3 years but not exceeding 4 years                      9,850
                                                              ---------
                                                              54,184
   Less: Amount representing interest                         (8,970)
                                                              ---------
   Present value of net minimum lease payments                45,214
                                                              =========

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                     SIX MONTHS ENDED JUNE 30, 2006 AND 2005
                                   (UNAUDITED)

7. Related party transactions

   The balances with related parties are as follows:

                                                         As of June 30, 2006
                                                                  US$
   At cost:                                      NOTE
   Loan from a director, including interest      (a)            148,249
   Advances from stockholders                    (b)            375,498
                                                               --------
                                                                523,747
                                                               ========

   (a) The loan from a director is unsecured, interest bearing and was originally due to be repaid on June 30, 2004. Interest expense charged for the six months ended June 30, 2006 and 2005 was US$15,569 and US$15,563, respectively. The maturity date of this loan was extended until September 2006.

   (b) Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2006 and 2005, the Company received advances from related parties of US$207,875 and US$91,532, respectively. In addition, during the six months ended June 30, 2006 and 2005, the Company repaid advances of US$451,154 and US$115,626, respectively.

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

Companies that carry on business and derive income in Hong Kong are subject to
Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to a national income tax at 30% and a local income tax at 3%. The income tax expense for the period represents the PRC enterprise income tax charged on the profit earned in the PRC.

No income taxes have been provided for the Hong Kong subsidiary as it has incurred losses since commencement of its operations.

9. Contingencies

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to 30 June 2006, the Company has submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the
PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a default interest that may be levied on the Company at a daily rate of
0.05% of the underpaid taxes.

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

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through June 30, 2006, no awards have been made under the Plan.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

        The following discussion should be read in conjunction with the
Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, the number of the Company's clients, limited operating history, competition, risks of doing business in the PRC and currency risks.

OVERVIEW - RESULTS OF OPERATIONS

The Company's financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2006, the Company reported net income of US$49,911 and as of June 30, 2006 had a stockholders' deficit and a working capital deficit of US$755,767 and US$829,694, respectively.

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THE THREE MONTHS ENDED JUNE 30,
2005

REVENUES. Revenue for the three months ended June 30, 2006 was US$384,563 as compared to that of US$224,109 for the three months ended June 30, 2005, an increase of 72%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business is no longer our major business and all income was derived from asset management.

EXPENSES. Administrative and general expenses for the three months ended June
30, 2006 were US$248,685 as compared to US$137,635 for the three months ended
June 30, 2005, an increase of 81%. The increase was mainly attributable to the growing asset management business of the Company. Compared to the period of three months ended June 30, 2005, the increase in administrative and general expenses for the three months ended June 30, 2006 mainly comprised the increase in salary expense from US$64,413 to US$110,479, rental expense from US$11,385 to
US$20,159, motor vehicle expense from US$4,394 to US$21,140 and professional fees from US$8,379 to US$57,019, respectively .

As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$7,778 and US$7,811 payable to the director for the three months ended June 30, 2006 and 2005, respectively.

TAXATION. Income tax expense for the three months ended June 30, 2006 amounted to US$72,877. The amount represents PRC enterprise income tax charged on the profit from asset management and related services earned in the People's
Republic of China ("PRC").

As a consequence of the foregoing, we had income from operations for the three months ended June 30, 2006 of US$123,662 as compared to US$82,168 for the three months ended June 30, 2005. Our net income for the three months ended June 30,
2006 was US$29,885 as compared to US$59,503 for the three months ended June 30,
2005.

SIX MONTHS ENDED JUNE 30, 2006 COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2005

REVENUES. Revenue for the six months ended June 30, 2006 was US$761,483 as compared to that of US$518,099 for the six months ended June 30, 2005, an increase of 47%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business is no longer our major business and all income was derived from asset management.

EXPENSES. Administrative and general expenses for the six months ended June 30,
2006 were US$530,711 as compared to US$193,612 for the six months ended June 30,
2005, an increase of 174%. The increase was mainly attributable to the growing asset management business of the Company. Compared to the six months ended June
30, 2005, the increase in administrative and general expenses for the six months ended June 30, 2006 mainly comprised the increase in salary expense from
US$98,165 to US$215,727, rental expense from US$15,943 to US$33,003, motor vehicle expense from US$4,944 to US$41,436 and professional fees from US$8,854 to US$130,026, respectively.

As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$15,569 and US$15,563 payable to the director for the six months ended June 30, 2006 and 2005, respectively.

TAXATION. Income tax expense for the six months ended June 30, 2006 amounted to
US$113,578. The amount represents PRC enterprise income tax charged on the profit from asset management and related services earned in the PRC.

As a consequence of the foregoing, we had income from operations for the six months ended June 30, 2006 of US$206,701 as compared to US$319,634 for the six months ended June 30, 2005. Our net income for the six months ended June 30,
2006 was US$49,911 as compared to US$279,885 for the six months ended June 30,
2005.

LIQUIDITY AND CAPITAL RESOURCES

The Company's financial statements for the six months ended June 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2006, the Company reported net income of US$49,911 and as of June 30, 2006 had a stockholders' deficit and a working capital deficit of US$755,767 and US$829,694, respectively. Although the
Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the
Company's business. Management of the Company is confident that the following plans should address the issue of the Company continuing as a going concern:

(1) On September 22, 2005, the Company entered into a Services Agreement (the
"Agreement") with Citigroup Financial Products Inc., a subsidiary of Citigroup
Inc. ("CFP"), to provide loan servicing and other services relating to non-performing loans ("NPL" or "NPLs") in Foshan, Guangdong Province, China purchased by CFP from China Great Wall Asset Management Corporation ("Great
Wall") (the "Foshan Agreement"). The book value of the NPL portfolio was $370 million. The transaction between CFP and Great Wall had been approved by the requisite PRC governmental agencies prior to the execution of the Foshan
Agreement. Subsequently, Chinawe Asset Management (PRC) Limited ("CAM"), a
subsidiary of the Company, also set up a branch office in Foshan, Guangdong
Province, primarily to render services related to this portfolio of NPLs.
Previously, CAM had entered into a Services Agreement with CFP to provide loan servicing and other services relating to NPLs in Huizhou, Guangdong Province,
China (together with the Agreement, the "CFP Agreements").

Pursuant to the Foshan Agreement, CFP appointed CAM to provide enumerated consulting services with regard to the NPLs (the "Consulting Services") pursuant to the laws of the PRC and the business scope of CAM as approved by the PRC government. As compensation for the Consulting Services received, CFP pays CAM a fixed monthly portion and a series of variable fees based on performance as follows: (i) a base consulting fee paid on signing of the Agreement; (ii) a monthly consulting fee (the "Consulting Fee"); (iii) a monthly collection fee
(the "Collection Fee") based on a percentage of all actual collections and recoveries relating to the assets serviced (net of all costs and expenses incurred in the resolution of the assets) during the relevant month; and (iv) an incentive fee (the "Incentive Fee") if Huizhou One Limited ("Owner"), a
subsidiary of CFP, receives from the resolution of the assets a cumulative amount equal to the aggregate of the purchase price of the assets and the costs and expenses incurred by Owner in the acquisition of the assets plus a specified internal rate of return.

Upon termination of the Foshan Agreement (a) CFP shall pay all fees and expenses payable to CAM that have accrued up to and including the date of termination;
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

(2) The Company expects in the near future to issue an aggregate of five to ten million shares of its common stock to various finders as compensation for their efforts and contributions in connection with the transaction.

(3) The Company has begun to receive fees on a regular basis, which in management's opinion should be sufficient to meet the Company's working capital and capital expenditure requirements going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, as well as development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses. However, there is no guarantee that we will be able to raise such funds.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are not exposed to a material level of market risk due to changes in interest rates since we do not have outstanding debt instruments and we do not maintain a portfolio of interest-sensitive debt instruments.

However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. Laws, regulations and policies are insufficient to protect asset owners. As an asset management servicer, we can only ensure due professional care.

During the six months ended June 30, 2006, we derived a significant portion of revenues in the form of US dollars. From October 2005 onwards, however, we derived and expect in the future to derive a significant portion of revenues in the form of Chinese Renminbi ("RMB") and, therefore, may be exposed to significant currency risks between the RMB and other major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S.
dollar, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, in the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if China adopts a floating system and our management determines that the volatility of currency risks is material to the
Company's operations and financial performance.

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

ITEM 3.  CONTROLS AND PROCEDURES

      (a)   Evaluation of Disclosure Controls and Procedures

            Our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of
the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2006 and, based on their evaluation, the
Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective.

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

Date:  August 14, 2006                           CHINAWE.COM INC.
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

