Form 10QSB
period 2006-09-30
CHINAWE COM INC
filed 2006-11-14
CIK 1043222

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB
(Mark One)

[x]      QUARTERLY REPORT UNDER SECTION 13 OR 15 (d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934
                For the quarterly period ended September 30, 2006

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________

                        Commission file number 000-26169
                        ----------------------

                                Chinawe.com Inc.
                  ---------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                            California                                           95-462728
                       --------------------                                   ------------------
      (State or other jurisdiction of incorporation or organization) (I.R.S. Employer Identification No.)

                            Room 1304, Dongbao Tower
                             767 Dongfeng Road East
                             Guangzhou, China 510600
                             -----------------------
                    (Address of principal executive offices)

                                (8620) 3821-0119
                             ----------------------
                           (Issuer's telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).  Yes ____ No    X

The number of shares outstanding of the issuer's common stock, par value $.001 per share, as of November 14, 2006 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes [ ]   No [X]

                                CHINAWE.COM INC.

PART I - FINANCIAL INFORMATION                                                          Page No.
Item 1.  Financial Statements

         Consolidated Condensed Balance Sheet as of
         September 30, 2006 (Unaudited)                                                    3

         Consolidated Condensed Statements of Operations for
         the Three and Nine months ended September 30, 2006 (Unaudited)
         and September 30, 2005 (Unaudited)                                                4

         Consolidated Condensed Statements of Cash Flows for
         the Nine months ended September 30, 2006 (Unaudited)
         and September 30, 2005 (Unaudited)                                                5

         Notes to the Consolidated Condensed Financial Statements
         Nine months ended September 30, 2006 (Unaudited)
         and September 30, 2005 (Unaudited)                                                6

Item 2.  Management's Discussion and Analysis or Plan of Operation                        11

Item 3.  Controls and Procedures                                                          14

PART II - OTHER INFORMATION

Item 6.  Exhibits                                                                         15

SIGNATURES                                                                                16

PART I - FINANCIAL INFORMATION
Item 1.  Financial Statements.

                                CHINAWE.COM INC.
                      CONSOLIDATED CONDENSED BALANCE SHEET
                                   (UNAUDITED)

                                                                                      Note         As of
                                                                                            September 30, 2006
                                                                                                     US$

ASSETS
Current assets:
Cash and cash equivalents                                                                           275,591
Accounts receivable, net of allowance
   for doubtful accounts of US$2,205                                                                 18,999
Prepayments, deposits and other debtors                                                              23,042
                                                                                                  ---------
Total current assets                                                                                317,632

Property, plant and equipment, net                                                       5           98,089
                                                                                                  ---------

TOTAL ASSETS                                                                                        415,721
                                                                                                  =========

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Temporary receipt                                                                                    46,448
Accrued expenses and other current liabilities                                                      208,041
Current portion of long-term debt                                                        6           12,297
Due to related parties                                                                   7          507,144
Income tax payable                                                                       8          377,845
Surcharge on taxes                                                                       9           41,465
                                                                                                  ---------

Total current liabilities                                                                         1,193,240
                                                                                                  ---------

Long term liabilities:
Non-current portion of long-term debt                                                    6           29,717
                                                                                                  ---------

Contingencies and commitments                                                            9

Stockholders' deficit:
Preferred stock, par value US$0.001 per share;
   authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share;
   authorized 100,000,000 shares; issued
     and outstanding 43,800,000 shares                                                               43,800
Capital in excess of par                                                                             85,948
Accumulated losses                                                                                 (936,383)
Accumulated other comprehensive loss                                                                   (601)
                                                                                                   ---------

Total stockholders' deficit                                                                        (807,236)
                                                                                                   --------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                         415,721
                                                                                                   ========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                                   (UNAUDITED)

                                                      NOTE        Three months ended     Nine months ended
                                                                     September 30,         September 30,
                                                                  2006            2005        2006        2005
                                                                    US$            US$          US$        US$

OPERATING REVENUES
On-line services income                                             -            7,637          55       21,847
Asset management and related services                           372,821        253,832   1,134,249      757,721
                                                                -------        -------   ---------      -------
                                                                372,821        261,469   1,134,304      779,568
Depreciation                                                    (12,548)       (10,857)    (36,619)     (15,710)
Administrative and general expenses                            (369,164)      (204,983)   (899,875)    (398,595)
                                                                -------        -------   ---------      -------

(LOSS) INCOME FROM OPERATIONS                                    (8,891)        45,629     197,810      365,263

NON-OPERATING INCOME (EXPENSE)
Interest                                                         (8,326)        (7,894)    (25,117)     (23,593)
Surcharge on taxes                                              (14,191)             -     (41,465)           -
Other income                                                        326            950       1,179        1,769
                                                                -------        -------   ---------      -------

(LOSS) INCOME BEFORE INCOME TAXES                               (31,082)        38,685     132,407      343,439

Income tax expense                                       8      (22,375)       (17,687)   (135,953)     (42,556)

                                                                -------        -------   ---------      -------

NET (LOSS) INCOME                                               (53,457)        20,998      (3,546)     300,883
                                                                =======        =======   =========      =======

Basic and diluted net (loss) income
     per share of common stock                                    (0.00)          0.00       (0.00)        0.01
                                                                =======        =======   =========      =======

Weighted average number of shares
 of common stock outstanding                                 43,800,000     43,800,000  43,800,000   43,800,000
                                                             ==========     ==========  ==========   ==========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
                 CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
                                   (UNAUDITED)

..
                                                                                  Nine months ended September 30,
                                                                                    2006             2005
                                                                                     US$              US$

CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income                                                                (3,546)          300,883
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation                                                                  36,619            15,710
   Exchange differences                                                           3,436             1,926
   Changes in operating assets and liabilities:
     Accounts receivable, net                                                    30,505          (120,099)
     Prepayments, deposits and other debtors                                     31,484           (18,647)
     Temporary receipt                                                           46,448                -
     Customer deposits received                                                  (7,344)           (4,126)
     Accrued expenses and other current liabilities                              (8,132)           31,035
     Surcharge on taxes                                                          41,465                 -
     Income tax payable                                                         135,953            42,556
                                                                             ----------         ---------

NET CASH PROVIDED BY OPERATING ACTIVITIES                                       306,888           249,238
                                                                             ----------         ---------

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment                                        (5,724)         (107,957)
                                                                             ----------         ---------

NET CASH USED IN INVESTING ACTIVITIES                                            (5,724)         (107,957)
                                                                             ----------         ---------

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt                                                      (9,222)          (11,131)
Advance from related parties                                                    207,471           102,690
Repayment to related parties                                                   (456,211)         (173,983)
(Decrease) Increase in loan from a director                                      (9,194)            4,823
                                                                             ----------         ---------

NET CASH USED IN FINANCING ACTIVITIES                                          (267,156)          (77,601)
                                                                             ----------         ---------

Effect of exchange rate changes                                                   4,273              (368)
                                                                             ----------         ---------

NET  INCREASE IN CASH AND CASH EQUIVALENTS                                       38,281            63,312

Cash and cash equivalents, beginning of period                                  237,310            14,929
                                                                             ----------         ---------

CASH AND CASH EQUIVALENTS, END OF PERIOD                                        275,591            78,241
                                                                             ==========         =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest                                                           25,117            23,593
                                                                             ==========         =========

See notes to the consolidated condensed financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

1. The interim financial statements

         The accompanying financial statements have been prepared by Chinawe.com
Inc. ("Chinawe") and its subsidiaries (collectively referred to as the
"Company") and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company's Annual Report on Form 10-KSB for the year ended December 31, 2005 (the "10-KSB") have been condensed or omitted for the interim statements. It is the Company's opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2006 are not necessarily indicative of the operating results for the full year.

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

Guangzhou Welcon Information Limited ("WIT (GZ)"), a subsidiary of the Company from which the Company previously derived a great proportion of its revenues, terminated its operations on October 31, 2005 and was dissolved in February
2006. The activities of WIT (GZ) for the year ended December 31, 2005 were insignificant and immaterial to the financial statements of the Company.

3.       Organization

         The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands in
December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited ("CAM (HK)").

CAM (HK); a company incorporated in Hong Kong in June 1997, which changed its core business from providing the production of website images and a business-to-business e-marketplace to being a holding company owning all the shares of CAM (PRC) (as defined below).

Chinawe Asset Management (PRC) Limited ("CAM (PRC)") was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One
Limited, a subsidiary of Citigroup Financial Products Inc. ("CFP").

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

4. Summary of significant accounting policies

         (a) Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America ("US").

        (b) Basis of presentation

The accompanying financial statements present the financial position of the
Company as of September 30, 2006, and its results of operations for the three and nine months ended September 30, 2006 and 2005 and cash flows for the nine months ended September 30, 2006 and 2005. All inter-company accounts and transactions have been eliminated in consolidation.

         (c) Translation of foreign currencies

The Company's functional currency is Renminbi, which is the currency of the primary economic environment in which the Company operates. For reporting purposes, the amounts shown in the financial statements are presented in US dollars ("reporting currency").

For translation of financial statements into the reporting currency, assets and liabilities for each balance sheet presented are translated at the rates of exchange existing at the period end date. Income and expenses for each income statement presented are translated at the average rates during the period.
Resulting exchange differences are recognized in accumulated other comprehensive income (loss) within stockholders' equity.

         (d) Going concern consideration

The Company's financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2006, the Company had negative working capital and a stockholders' deficit of US$875,608 and US$807,236, respectively, which raised substantial doubt about its ability to continue as a going concern.

Management is of the view that although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the Company's business. Although the increase in income tax expense and provision for surcharge on tax led to a loss in this quarter, the continuing net cash inflows from operating activities make management of the Company confident that the servicing arrangements with a subsidiary of CFP will generate sufficient cash flows for operations, gradually improve its financial condition, and eventually erase doubts as to the Company's ability to operate as a going concern.

         (e) New accounting pronouncements

There are no new accounting pronouncements the adoption of which is expected to have a material effect on the Company's financial statements.

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

5. Property, plant and equipment, net

        Property, plant and equipment are summarized as follows:

                                                    As of September 30, 2006
                                                              US$

         Office equipment                                    10,346
         Computer equipment                                  10,074
         Leasehold improvement                               57,440
         Motor vehicle                                       99,119
                                                            -------

                                                            176,979
         Accumulated depreciation                           (78,890)
                                                           --------

         Net                                                 98,089
                                                           ========

6.   Long-term debt

Long-term debt consists of an obligation under a capital lease with US$42,014 outstanding as of September 30, 2006. The debt is secured by a motor vehicle with a net book value of US$28,751, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,228, with the final installment due in
February 2010. Maturity of the debt is as follows:

                                                   As of  September 30, 2006
                                                              US$

         Within 1 year                                       14,736
         Over 1 year but not exceeding 2 years               14,736
         Over 2 years but not exceeding 3 years              14,736
         Over 3 years but not exceeding 4 years               6,140
                                                         ----------
                                                             50,348
         Less: Amount representing interest                  (8,334)
                                                          ---------
         Present value of net minimum lease payments         42,014
                                                          =========

                                CHINAWE.COM INC.
            NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
                  NINE MONTHS ENDED SEPTEMBER 30, 2006 AND 2005
                                   (UNAUDITED)

7. Related party transactions

      The balances with related parties are as follows:

                                                                     As of September 30, 2006
                                                                               US$
                                                        NOTE

         Loan from a director, including interest        (a)                 136,211
         Advances from stockholders                      (b)                 370,933
                                                                          ----------
                                                                             507,144
                                                                          ==========

   (a) The loan from a director is unsecured, interest bearing and was originally due to be repaid on June 30, 2004. Interest expense charged for the nine months ended September 30, 2006 and 2005 was US$23,287 and US$23,593,
respectively. The maturity date of this loan was extended until December 2006.

      (b) Balances with related parties are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2006 and 2005, the Company received advances from related parties of US$207,471 and US$102,690, respectively. In addition, during the nine months ended September 30, 2006 and
2005, the Company repaid advances of US$456,211 and US$173,983, respectively.

8.    Income taxes

It is management's intention to reinvest all the income attributable to the
Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in, or derived from, the tax jurisdiction in which each entity is domiciled.

Under the current laws of the British Virgin Islands (the "BVI"), dividends and capital gains arising from the Company's investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

Companies that carry on business and derive income in Hong Kong are subject to
Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to income tax at 33%. The income tax expense for the period represents the PRC enterprise income tax charged on the profit earned in the PRC.

No income taxes have been provided for CAM (HK) as it has incurred losses since commencement of its operations.

9. Contingencies

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to September 30, 2006, that subsidiary has only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the
PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a default interest that may be levied on the Company at a daily rate of
0.05% of the underpaid taxes.

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

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through September 30, 2006, no awards have been made under the Plan.

Item 2. Management's Discussion and Analysis or Plan of Operation.

        The following discussion should be read in conjunction with the
Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in "Risk Factors" in the 10-KSB and elsewhere in this document.

Overview - Results of Operations

The Company's financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2006, the Company reported a net loss of US$3,546 and as of September 30, 2006 had a stockholders' deficit and a working capital deficit of US$807,236 and US$875,608, respectively.

Three Months ended September 30, 2006 compared to the Three Months ended
September 30, 2005

Revenues. Revenues for the three months ended September 30, 2006 was US$372,821 as compared to that of US$261,469 for the three months ended September 30, 2005, an increase of 43%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the
e-commerce business is no longer our major business and all revenues were derived from asset management services.

Expenses. Administrative and general expenses for the three months ended
September 30, 2006 were US$369,164 as compared to US$204,983 for the three months ended September 30, 2005, an increase of 80%. The increase was mainly attributable to the growing asset management business of the Company. Compared to the three months ended September 30, 2005, the increase in administrative and general expenses for the three months ended September 30, 2006 was mainly comprised of the increase in salary expense from US$103,314 to US$123,276, rental expense from US$12,175 to US$16,084, motor vehicle expense from US$18,075 to US$28,290, bad debts from nil to US$30,539 and professional fees from
US$9,547 to US$77,318, respectively. The increase in professional fees was a result of the engagement of third party consultants for subcontracting asset management and related work.

As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$7,762 and US$7,690 payable to the director for the three months ended September 30, 2006 and 2005, respectively.

Taxation. Income tax expense for the three months ended September 30, 2006 increased from US$17,687 to US$22,375 and the provision of surcharge on tax is
US$14,191 in 2006 but none in 2005. These two factors are the main reasons for the Company turning from a profit to a loss.

As a consequence of the foregoing, we had a loss from operations for the three months ended September 30, 2006 of US$8,891 as compared to income from operations of US$45,629 for the three months ended September 30, 2005. Our net loss for the three months ended September 30, 2006 was US$53,457 as compared to net income for the three months ended September 30, 2005 of US$20,998.

Nine months ended September 30, 2006 compared to the Nine months ended September
30, 2005

Revenues. Revenues for the nine months ended September 30, 2006 were
US$1,134,304 as compared to that of US$779,568 for the nine months ended
September 30, 2005, an increase of 46%. As a result of focusing on the new business development of providing services relating to the management of non-performing loans as discussed in "Liquidity and Capital Resources" below, revenue earned from the e-commerce business is no longer our major business and all revenues were derived from asset management services.

Expenses. Administrative and general expenses for the nine months ended
September 30, 2006 were US$899,875 as compared to US$398,595 for the nine months ended September 30, 2005, an increase of 126%. The increase was mainly attributable to the growing asset management business of the Company. Compared to the nine months ended September 30, 2005, the increase in administrative and general expenses for the nine months ended September 30, 2006 was mainly comprised of the increase in salary expense from US$201,474 to US$339,003, rental expense from US$28,118 to US$49,087, motor vehicle expense from US$23,019 to US$69,726, bad debts from nil to US$30,539 and professional fees from
US$18,401 to US$207,344, respectively. The increase in professional fees was a result of the engagement of third party consultants for subcontracting asset management and related work.

As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of US$23,287 and US$23,593 payable to the director for the nine months ended September 30, 2006 and 2005, respectively.

Taxation. Income tax expense for the three months ended September 30, 2006 increased from US$17,687 to US$22,375 and the provision of surcharge on tax is
US$14,191 in 2006 but none in last year. These two factors are the main reasons for the Company turning from a profit to a loss.

As a consequence of the foregoing, we had income from operations for the nine months ended September 30, 2006 of US$197,810 as compared to US$365,263 for the nine months ended September 30, 2005. Our net loss for the nine months ended
September 30, 2006 was US$3,546 as compared to net income of US$300,883 for the nine months ended September 30, 2005.

Liquidity and Capital Resources

The Company's financial statements for the nine months ended September 30, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2006, the Company reported a net loss of US$3,546 and as of September 30, 2006 had a stockholders' deficit and a working capital deficit of US$807,236 and US$875,608, respectively.
Although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the
Company's business. Management of the Company is confident that the following plan should address the issue of the Company continuing as a going concern:

The Company has begun to receive fees on a regular basis. Although increase in income tax expense and provision for surcharge on tax led to a loss in this quarter, the continuing net cash inflows from operating activities make management feel confident that the Company's working capital will become better and cashflow is sufficient to support the Company's going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, as well as development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses. However, there is no guarantee that we will be able to raise such funds.

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

During the nine months ended September 30, 2006, we derived a significant portion of revenues in the form of USD. From October 2005 onwards, however, we derived and expect in the future to derive a significant portion of revenues in the form of Chinese Renminbi ("RMB") and, therefore, may be exposed to significant currency risks between the RMB and other major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S.
dollar, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, in the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if the PRC adopts a floating system and our management determines that the volatility of currency risks is material to the
Company's operations and financial performance.

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies, which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

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

Item 3.  Controls and Procedures

      (a) Evaluation of Disclosure Controls and Procedures

            Our disclosure controls and procedures (as defined in Rules
13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act")) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. The Company carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chief Executive Officer and Chief Financial Officer, of
the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2006 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the
Company's disclosure controls and procedures are effective.

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

Date:  November 14, 2006                   CHINAWE.COM INC.
                                           ----------------
                                           (Registrant)

                                           By: /s/ Man Keung Wai
                                               -----------------
                                           Man Keung Wai
                                           Chief Executive Officer
                                           (Principal Executive Officer)

                                           By: /s/ Vivian Chu
                                               --------------
                                           Vivian Chu
                                           Chief Financial Officer
                                           (Principal Financial Officer)

