Form 10KSB
period 2006-12-31
CHINAWE COM INC
filed 2007-04-17
CIK 1043222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2006

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                  to

Commission file number: 000-29169

Chinawe.com Inc.

(Name of small business issuer in its charter)

California	95-4627285
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1304-05, Dongbao Tower, 767 Dongfeng Road East, Guangzhou, China 510600

(Address of principal executive offices) (Zip Code)

Issuer’s telephone number: (8620) 3821-0119

Securities registered under Section 12(b) of the Exchange Act:

None

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $.001 par value

(Title of Class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act.

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes       No   .

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes       No

The issuer’s revenues for the fiscal year ended December 31, 2006 were $1,477,408.

The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the closing price of such common equity) on March 29, 2007 was approximately $1,615,131.90.

The number of shares of common stock, par value $.001 per share, outstanding was 43,800,000 shares as of March 30, 2007.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):

Yes       No

Forward Looking Statements:    This Form 10-KSB contains or incorporates by reference certain statements that may be deemed ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act and Section 21E of the Securities Exchange Act of 1934, each as amended. All statements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ and other similar expressions identify forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.

The forward-looking statements included in this Form 10-KSB are also subject to a number of material risks and uncertainties, including but not limited to economic, competitive, governmental and technological factors affecting the company’s operations, markets, services and prices, and other factors discussed in the company’s filings under the Securities Act and the Exchange Act. Stockholders and prospective investors should be aware that such forward-looking statements are not guarantees of future performance, and actual results, developments and business decisions may differ from those envisaged by such forward-looking statements.

PART I

Item 1.    Description of Business.

Chinawe.com Inc. (the ‘‘Company’’, ‘‘Chinawe’’ or ‘‘we’’), formerly known as Neo Modern Entertainment Corp., was formed pursuant to the corporation laws of the State of California on March 19, 1997. Chinawe’s principal business is the provision of professional management services relating to non-performing loans (‘‘NPL’’ or ‘‘NPLs’’) in the People’s Republic of China (‘‘PRC’’). Due to this transformation, Guangzhou Welcon Information Limited, a subsidiary of the Company from which the Company previously derived a great proportion of its revenues from, terminated its operations in October 31, 2005. The Company’s professional service platform provides comprehensive solutions to NPL assets, either by expediting ownership transactions between the portfolio owners and their purchasers, or by negotiating with the relevant debtors to facilitate financial restructures. The Company is also actively seeking a wide scope of asset management opportunities among various industries located in the PRC.

During the year ended December 31, 2004, the Company entered into an interim Services Agreement (the ‘‘Agreement’’) with Citigroup Financial Products Inc., a subsidiary of Citigroup Inc. (‘‘CFP’’), to provide loan servicing and other services relating to NPLs in Huizhou, Guangdong Province, China purchased by CFP from Great Wall. The book value of the NPLs was $242 million. The Agreement was subject to the approval of the requisite PRC governmental agencies, which approval was received on April 1, 2005. It was the intention of CFP and the Company, upon such approval, that a definitive agreement be entered into pursuant to which the Company is to provide substantially the same services as under the Agreement for a period covering the resolution of the NPLs (the ‘‘Definitive Agreement’’). Pursuant to PRC law, the Company set up Chinawe Asset Management (PRC) Limited (‘‘CAM’’), a new PRC subsidiary, to service the NPLs under the Definitive Agreement. Subsequently, CAM also set up a branch office in Huizhou, Guangdong Province, primarily to render services related to this portfolio of NPLs. On April 20, 2005, the Definitive Agreement, between Huizhou One Limited (‘‘Owner’’), a subsidiary of CFP, and CAM, was executed.

On September 22, 2005, Owner entered into another similar Services Agreement with CAM to obtain loan servicing and other services concerning a pool of NPLs in Foshan, Guangdong Province, China purchased by CFP from Great Wall (the ‘‘Foshan Agreement’’). The book value of the NPL portfolio was $370 million. The transaction between CFP and Great Wall had been approved by the requisite PRC governmental agencies prior to the execution of the Foshan Agreement. Subsequently, CAM also set up a branch office in Foshan, Guangdong Province, primarily to render services related to this portfolio of NPLs.

Pursuant to the above Definitive Agreement and the Foshan Agreement (collectively, the ‘‘CFP Agreements’’), Owner appointed CAM to provide enumerated consulting services with regard to the NPLs (the ‘‘Consulting Services’’) pursuant to the laws of the PRC and the business scope of CAM as approved by the PRC government. CAM provides the Consulting Services in accordance with (a) applicable PRC law, (b) the terms of the CFP Agreements, (c) the directions given pursuant to the CFP Agreements from time to time by Owner, and (d) its responsible and reasonable judgment, within its agency authority and in the interest of Owner, as to other appropriate actions, subject to the approval of Owner.

As compensation for the Consulting Services received, Owner pays CAM a fixed monthly portion and a series of variable fees based on performance as follows: (i) a base consulting fee paid on signing of the CFP Agreements; (ii) a monthly consulting fee (the ‘‘Consulting Fee’’); (iii) a monthly collection fee (the ‘‘Collection Fee’’) based on a percentage of all actual collections and recoveries relating to the assets serviced (net of all costs and expenses incurred in the resolution of the assets) during the relevant month; and (iv) an incentive fee (the ‘‘Incentive Fee’’) if Owner receives from the resolution of the assets a cumulative amount equal to the aggregate of the purchase price of the assets and the costs and expenses incurred by Owner in the acquisition of the assets plus a specified internal rate of return.

Each of the Consulting Fee, the Collection Fee and the Incentive Fee is payable by Owner to CAM only in respect of assets that are actually advised on by CAM and is not payable in respect of assets which are advised on behalf of Owner by a sub-consultant appointed by Owner in its sole discretion as contemplated by the CFP Agreements or which are not advised on by CAM for any other reason.

In addition to the servicing fees mentioned above, the servicing arrangement for the Huizhou and Foshan NPL portfolios transaction with CFP was structured to allow the Company to participate in profit sharing without investing in the pool of assets as previously contemplated by the Company. This arrangement allows the Company to defer any fund raising efforts to a later date when the benefits of such endeavors can be maximized. It is management’s belief that the CFP Agreements will substantially improve the Company’s operation and cash flows in the years to come.

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

Management strongly believes that the new strategic direction of the Company and the servicing arrangements with CFP will gradually erase doubts on the Company’s operating as a going-concern and will form the basis of growth for the Company in the years to come. Though the Company had a net loss for the year ended December 31, 2006 after having net income in each of the two prior years, management is confident that the Company will improve its financial situation in the following year by better cost control and introducing new valuable clients, which also will mitigate the risk of its reliance on a single customer.

The CFP Agreements provide the basis for close cooperation between the Company and CFP for the investment and resolution of non-performing assets in the Chinese market. This close cooperation not only should help the Company improve its financial position, but also increase the likelihood of future expansion in other domains of asset management in China. We keep evaluating the Company’s involvement in a series of future NPL transactions.

During the year ended December 31, 2006, the Company has gradually and successfully continued to develop its core business to the NPL business. Its previous e-business is diminishing in importance with respect to revenue and profit. As a result, Guangzhou Welcon Information Limited, a subsidiary of the Company from which the Company previously derived a great proportion of its revenues from, terminated its operations in October 31, 2005.

Having entered into the CFP Agreements, the Company expects in the near future to issue an aggregate of five to ten million shares of its common stock to various finders as compensation for their efforts and contributions in connection with the transaction.

Now that the CFP Agreements have been executed, the Company has begun to receive fees on a regular basis. Net cash inflows from operating activities make management confident that despite incurring a net loss for the year ended December 31, 2006, the CFP Agreements should provide sufficient cash inflow to gradually improve the Company’s working capital and capital expenditure requirements going forward. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, as well as development of new or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses. However, there is no guarantee that we will be able to raise such funds.

The agreement with China Great Wall Asset Management Corporation, previously disclosed in the Company’s filings, expired in September 2006 without renewal. The Company did not receive any revenues in the fiscal year ended December 31, 2006 under such agreement.

The Company had 26 employees as of December 31, 2006.

At present, there is limited competition in the provision of servicing NPLs in China. However, the number of small NPL servicing providers is increasing. Management of the Company does not see these providers as constituting serious competition to the Company. See ‘‘RISK FACTORS – Competition.’’

At present, CFP is the only client for whom the Company performs loan servicing and other services relating to NPLs.

Item 2.    Description of Property.

The Company’s headquarters occupy approximately 189 square meters at Dongbao Building, #767 Dongfeng Road East, Guangzhou, the provincial capital of Guangdong, China under a lease which expires on April 9, 2007. The rental amount, along with administrative surcharge, is approximately $2,108 per month. The Company also has a branch office in Hong Kong. There are two additional branch offices located in Foshan and Huizhou, two major cities of Guangdong province. The leases for these two offices expire on July 31, 2007 and April 6, 2008, respectively. The Foshan office occupies 201 square meters and the Huizhou office occupies 260 square meters, and their monthly rental amounts and administrative surcharges are $785 and $1,067, respectively.

Item 3.    Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2006.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information:

(a)    Our shares of common stock, par value $.001 per share (‘‘Common Stock’’), presently are traded on the OTC Bulletin Board under the symbol ‘‘CHWE’’.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years.

	High	Low
2006
January 1, 2006 – March 31, 2006	.16	.09
April 1, 2006 – June 30, 2006	.16	.10
July 1, 2006 – September 30, 2006	.15	.08
October 1, 2006 – December 31, 2006	.12	.08
2005
January 1, 2005 – March 31, 2005	.18	.09
April 1, 2005 – June 30, 2005	.15	.09
July 1, 2005 – September 30, 2005	.35	.10
October 1, 2005 – December 31, 2005	.16	.11

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 29, 2007, the Common Stock was quoted at $0.09 per share.

(b)    As of March 30, 2007, the Company had 43,800,000 shares of Common Stock outstanding and 101 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c)    We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Directors intend to declare cash dividends on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.

Item 6.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-KSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in ‘‘Risk Factors’’ and elsewhere in this document.

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2006, the Company reported net loss of $95,924 and as of December 31, 2006 the Company had a shareholders’ deficit and a working capital deficit of $900,933 and $874,233, respectively.

Year Ended December 31, 2006 compared to the Year Ended December 31, 2005

Revenues.    Revenue for the year ended December 31, 2006 was $1,477,408 as compared to that of $1,220,543 for the year ended December 31, 2005, an increase of 21%. As a result of our focus on the business of providing management services for NPLs as discussed in ‘‘Liquidity and Capital Resources’’ below, revenue earned from the e-commerce business is no longer our major business and most of the income is derived from asset management business.

Expenses.    Administrative and general expenses for the year ended December 31, 2006 were $1,327,273 as compared to $704,839 for the year ended December 31, 2005, an increase of 88%. The increase in administrative and general expenses was mainly comprised of the increase in salary expense from $337,146 to $387,378, rental expense from $41,149 to $62,774, motor vehicle expense from $39,547 to $94,084, and professional fees from $29,829 to $393,578. The dramatic increase in professional fees is mainly due to retaining local law firms to handle NPL legal affairs in Foshan. As a result of loans advanced to the Company by a director in the third quarter of 2003, the Company has incurred interest expense of $31,117 and $31,194 payable to the director for the years ended December 31, 2006 and 2005, respectively.

Taxation.    Income tax expense for the year ended December 31, 2006 amounted to $164,079. The amount represents PRC enterprise income tax charged on the deemed profit from the asset management and related services earned in the PRC.

As a consequence of the foregoing, we had income from operations for the year ended December 31, 2006 of $100,329 as compared to income from operations of $467,961 for the year ended December 31, 2005. Our net loss for the year ended December 31, 2006 was $95,524 as compared to a net income of $212,884 for the year ended December 31, 2005.

Factors That May Affect Future Results

Management’s Discussion and Analysis and other parts of this Report contain information based on management’s beliefs and forward-looking statements that involve a number of risks, uncertainties, and assumptions. There can be no assurance that actual results will not differ materially from the forward-looking statements as a result of various factors, including but not limited to the following:

The market for our professional management services relating to NPLs in the PRC is characterized by rapidly changing policies, laws and regulations, evolving industry standards, and increasing number of competitors. NPL management service is a new industry in China. Currently the government and the state-owned financial institutions are encouraging investors to acquire and process these assets, giving us a bright prospect in this industry. But since related policies, laws and regulations are still being improved and changed, we may face additional political risks. In addition, our service target clients, mainly the foreign NPL investment company, developed the NPL business stably but still below our prior estimates due to various factors, which may raise NPL market risk and adversely impact the market’s prospect. Our competitive advantage, in management’s opinion, mostly lies in our predominating professional platform. Recently, we have attracted and retained experienced legal and financial professionals. Compared to our competitors, we have more professionals who, in management’s opinion, are clearly more qualified and experienced in this business. However, like those of other financial service providers, our operating results will depend to a significant extent on the risks of the investment products involved, our capabilities to carry out demanded services, as well as the confidence of our customers. NPL assets, in nature, are risky financial products, and our actual management results may significantly differ from those we budgeted. Our success in providing desirable services is also dependent on our innovation and expertise, including proper identification of customers’ needs as well as the successful restructure and transfer of NPL assets. Differentiation from our competitors may derive from our quality services. Our ability to successfully provide better services could have an impact on future results of operations.

Fluctuations in Quarterly Results

We have incurred operating losses since inception, only achieving profitability in 2004 and 2005 but reverting to a net loss again in 2006. Therefore we believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

•	Government regulation;

•	Fulfilling contractual obligations under the agreements with China Great Wall Asset Management Corporation, CFP and others

•	Pricing policies of competitors; and

•	The amount and timing of operating costs and capital expenditures relating to expansion of our business and infrastructure.

In addition to the factors set forth above, the Company’s operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with employees and non-employees, if such arrangements are entered into.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2006 the Company reported a net loss of $95,524 and as of December 31, 2006 had a shareholders’ deficit and a working capital deficit of $900,933 and $961,601, respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management is confident that the new strategic direction of the Company and the servicing arrangements with CFP will generate sufficient cash flows for operating activities, gradually improve its financial condition, and eventually erase doubts on the Company’s operating as a going-concern. Management believes that the focus on NPLs in China will form the basis of growth for the Company in the years to come.

Since the Company has concentrated on the NPL business as its core business, its previous core business, e-business, is diminishing in importance with respect to revenue and profit, As a result, Guangzhou Welcon Information Limited, a subsidiary of the Company from which the Company previously derived a great proportion of its revenues from, terminated its operations in October 31, 2005.

According to the Agreements mentioned in ‘‘Description of Business’’ above, the Company now receives fees on a regular basis from asset management services. The service revenue, in management’s opinion, should be beneficial in meeting the Company’s working capital and capital expenditure requirements going forward. However, in response to the increasingly competitive pressures in this industry, we may still need to raise additional funds in order to meet the funding needs of more rapid expansion plans, potential acquisitions, and development of new or enhanced services. There is no guarantee that we will be able to raise the funds.

In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, Ms. Chu and other members of management have, from time to time, made unsecured, interest-free advances to the Company to provide working capital. The advances are repayable upon demand, however, the parties making the advances have indicated their intention to not demand repayment if such repayment would have a material adverse effect on the Company’s financial condition. In the event additional advances are required, such parties may, but are not obligated to, make further advances on an unsecured and interest-free basis. See ‘‘Item 12. Certain Relationships and Related Transactions, and Director Independence.’’

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

However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. These include risks associated with the political and economic environment, foreign currency exchange and the legal system, on which our business has strong reliance. The legal system of the PRC differs significantly from those of the industrialized nations. Laws, regulations and policies in China are insufficient to protect asset owners. Some policies by the PRC government in the future could have a significant adverse effect on our business development in China. As an asset management servicer, we are subject to this constraint.

Prior to the quarter ended September 30, 2005, we derived a significant portion of revenues in the form of USD. From October 2005 onwards, however, we derived a significant portion of revenues in the form of Chinese RMB. Therefore we may be exposed to significant currency risks between the RMB and major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S. dollar, during the fiscal years ended December 31, 2004 and December 31, 2003, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, on July 21, 2005, the RMB was revalued from 8.28 to 8.11 for US$1 following the removal of the peg to the US dollar. The People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. This revaluation is favorable for us and in 2006, the RMB was appreciated to 7.8 and currently we do not apply any hedging activities. In the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if the PRC completely adopts a floating system and our management determines that the volatility of currency risks is material to the Company’s operations and financial performance. In this case we will disclose these activities in compliance with Statement of Financial Accounting Standards No. 133 ‘‘Accounting for Derivative Investments and Hedging Activity’’.

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

We do not have any of the following:

•	Trading activities that include non-exchange traded contracts accounted for at fair value.

•	Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

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

RISK RELATED TO OUR BUSINESS

DEPENDENCE UPON A SINGLE CLIENT

Huizhou One Limited (‘‘Huizhou’’), an indirect subsidiary of Citigroup Inc., is currently the sole client for whom we provide loan servicing and other services relating to pools of non-performing loans in China. In the event one or both of the CFP Agreements is terminated, including termination by Huizhou at any time upon five business days’ prior written notice, our business, operating results and financial condition would be materially adversely affected.

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

COMPETITION

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

•	we may be unable to retain acquired portfolio owners and subscribers; currently we only provide asset management service to CFP, and the retention of this sole portfolio owner is critical to our operation;

•	we may experience difficulty integrating acquired operations, products, services and personnel, or the acquisition of these resources may adversely affect our ongoing business;

•	we may not be able to successfully incorporate acquired technology and rights into our service offerings and maintain uniform standards, controls, procedures, and policies;

•	we may not be able to retain the key personnel of the acquired company;

•	the businesses we acquire may fail to achieve the revenues and earnings we anticipated; and

•	we may ultimately be liable for contingent and other liabilities, not previously disclosed to us, of the companies that we acquire.

We may not successfully overcome problems encountered in connection with potential future acquisitions. In addition, an acquisition could materially aversely affect our operating results by:

•	diluting security holders’ ownership interest;

•	causing us to incur additional debt; and

•	total expenses may include goodwill impairment loss and accelerated depreciations of certain assets.

Any of these factors could have a material adverse effect on our business. These difficulties could disrupt our ongoing business, distract our management and employees and increase our expenses. Furthermore, we may incur indebtedness or issue equity securities to pay for any future acquisitions.

MANAGEMENT LOAN AND ADVANCES

Members of management have made (i) a loan and (ii) unsecured, interest-free advances to the Company, from time to time, to provide working capital to the Company. In the event the Company cannot repay the loan when due, if an extension is not granted, or repay the advances when demand for payment is made, the Company’s business, operating results and financial condition will be materially adversely affected. In the event additional financing is required and the Company cannot obtain financing on acceptable terms from other sources, management may, but is not obligated to, make additional advances. Failure of management to make such additional advances would have a material adverse affect on the Company’s business, results and financial condition.

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

Since the laws, regulations and policies related to asset management are not sufficiently established, we may encounter legal and policy risks in carrying out asset management business. Portfolio owners’ interests are inadequately protected, and potentially they may partially or completely withdraw their investment from this niche if the returns are unable to meet their expectations. As our asset management business is carried out more and more comprehensively, the risks due to undeveloped financial and credit systems in China will become more and more prominent. These include risks associated with the political and economic environment, foreign currency exchange and the legal system, on which our business has strong reliance. Laws, regulations and policies in China are insufficient to protect investors, like our asset owners. Some policies by the PRC government in the future may have a significant adverse effect on our business development in China.

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

A CHANGE IN CURRENCY EXCHANGE RATES COULD INCREASE OUR COSTS RELATIVE TO OUR REVENUES

We expect to generate a portion of our revenues and to incur expenses and liabilities in Chinese RMB and U.S. dollars. As a result, we are subject to the effects of exchange rate fluctuations with respect to any of these currencies. Any fluctuation on currency exchanges may risk our ability to utilize revenue generated in RMB to fund our business activities outside the PRC. On the other hand, the fluctuation may also risk our ability to fund our Chinese business activities with the capital raised from global capital markets. Previously it was not necessary for the Company to engage in hedging activities so as to neutralize the impact of foreign exchange rate fluctuations, and we have not entered into agreements or purchased instruments to hedge our exchange rate risks. However, we may do so in the future if China eventually adopts a floating system and the volatility of currency risks is material to the Company’s operation and financial performance.

RISKS RELATING TO OUR STOCK

POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD

Our common stock is listed on the electronic bulletin board of the over-the-counter market. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the electronic bulletin board or any other market or exchange as the approval to re-list the common stock is subject to review by the National Association of Securities Dealers, Inc. (‘‘NASD’’).

BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS.

The Securities and Exchange Commission (the ‘‘SEC’’) has adopted regulations which generally define a ‘‘penny stock’’ to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our Common Stock presently is a ‘‘penny stock’’. Because our Common Stock is a ‘‘penny stock’’, it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the common stock will trade for $5.00 or more per share, or if so, when.

Although we desire to list the Common Stock on the NASDAQ SmallCap Market and intend to apply for a listing on the SmallCap market at such time as we meet the listing criteria, there can be no assurance that we will ever qualify.

Absent NASDAQ SmallCap Market or other NASDAQ or stock exchange listing, trading, if any, in the Common Stock will, as it presently is, continue in the ‘‘Electronic Bulletin Board’’ administered by the NASD. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Common Stock.

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

Item 8A.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. As of the end of the fiscal year ended December 31, 2006, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

(b)    Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Item 8B.    Other Information.

Not applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters, Control Persons and Corporate Governance; Compliance with Section 16(a) of the Exchange Act.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Nationality	Age	Title
Man Keung Alan Wai	Hong Kong	46	Chairman of the Board, Chief Executive Officer, and President
Man Ying Ken Wai	Canadian	41	Vice President, Director
Barry Yiu	Chinese	46	Vice President, Director
Vivian Wai Wa Chu	Australian	36	Chief Financial Officer, Secretary and Director

The following is a brief account of the business experience of the above mentioned individuals. References to ‘‘our Company’’ and ‘‘since its incorporation’’ in the following description refer to Gonet Associates Limited and affiliates and not Neo Modern Entertainment Corp. (‘‘Neo Modern’’) as it existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.

Mr. Wai, Man Keung Alan — Chairman, Chief Executive Officer & President

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

Mr. Wai, Man Ying Ken — Director and Vice President

Mr. Wai, Man Ying Ken is the co-founder, Director and Vice President of our Company since its incorporation. He takes comprehensive responsibilities of determining and developing its direction, establishing operation strategies, considering economic benefits, assets valuation and financial decision making. Prior to his current position, Mr Wai was a director in a Hong Kong-based company specializing in property development and construction. Having co-founded Chinawe with his elder brother Mr. Wai, Man Keung Alan, he has dedicated himself to the development and management of our Company ever since. He studied General Science at the University of Waterloo, Canada.

Ms. Chu, Vivian Wai Wa — Director, Chief Financial Officer & Secretary

Ms. Chu, Vivian Wai Wa has been our Secretary and Director since incorporation, taking responsibilities for the financial management as well as the Company’s various administrative affairs. Later she became our Chief Financial Officer. She has accumulated her skills from managing diversified areas before joining us. Ms. Chu takes charge of financial planning, overall cost controlling, and strategic planning. She also identifies and establishes the Company’s core competition. She obtained both her Bachelor of Economics and Bachelor of Arts in Asian Studies from The Australian National University in 1992. Ms. Chu is the spouse of Mr. Wai, Man Ying Ken.

Mr. Barry Yiu — Director and Vice President

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

Other employees

Mr. Edward Ziyi — Financial Manager

Mr. Edward Liang Ziyi is our Financial Manager and whose responsibilities include internal control and financial reporting. He began his career in the financial department of DHL Company, one of the biggest international express companies. Before joining the Company he was a financial manager in another multinational freight forwarding company. Mr. Liang is a CPA of China and CGA, Canada General Accountant. He received his bachelor degree in accounting from Guangdong Commercial College and has 8 years experience in the accounting field and more than 5 years experience in managerial positions.

Mr. Eugene Lin — Senior Manager

Mr. Lin has been the Legal Compliance Officer since he joined our Company. He is in charge of the Company’s comprehensive legal activities. His experiences include serving as a Legal Specialist specializing in international copyright protection in Tenwell Consulting Co., Ltd. Mr. Lin holds a Qualification Certificate of Law Practitioner in China. He obtained a LLB degree from International Law School, Guangdong University of Foreign Studies.

Mr. Li Yang — Senior Asset Manager

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

Mr. Yonghui Wu — Senior Asset Manager

Mr. Yonghui Wu joined our Company as Asset Manager. He was a judge in the People’s Court of Zhao’an County, Fujian province, adjudicating civil and commercial law cases. He graduated from Xiamen University in the law faculty and obtained the certificate of legal qualification issued by National Judiciary in China.

Each of the Company’s directors and executive officers is to serve until the next Annual Meeting of Shareholders or until his or her earlier resignation or removal.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the

The Company believes that no officers, directors and owners of greater than 10% of the Company’s common stock engaged in any transactions in the Company’s common stock during the fiscal year ended December 31, 2006.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Audit Committee Financial Expert

The Company does not have a standing Audit Committee and, accordingly, does not have an ‘‘Audit Committee Financial Expert’’ within the meaning of the rules and regulations of the SEC.

Item 10.    Executive Compensation.

The following table sets forth for the fiscal year indicated the compensation paid by our Company to the principal executive officer. No other executive officer received total annual salary and other compensation exceeding $100,000.

Name and Principal Position	Year	Salary ($)	All Other Compensation ($)	Total ($)
Man Keung Alan Wai	2006	48,000	3,000(1)	51,000
Chairman of the Board, Chief Executive Officer and President	2005	41,250	2,000(1)	43,250

(1)	Consists of Company contributions to the Hong Kong Mandatory Provident Fund Schemes Ordinance for such person.

Director Compensation

The Company does not pay director’s fees or other compensation for services rendered as a director.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 30, 2007, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned
Gonet Associates Ltd.	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Vivian Wai Wa Chu	0		0
Charter One Investments Limited(4)	3,800,000		8.7
All officers and directors as a group (4 persons)	25,854,090	(2)(3)	59.0

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Guangzhou, China.
(2)	Man Keung Alan Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.
(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.
(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.

The following table sets forth information as of December 31, 2006 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:

Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column(a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	5,000,000
Total	0	N/A	5,000,000

On July 25, 2001, the Board of Directors adopted the 2001 Restricted Stock Plan (the ‘‘Plan’’). The purpose of the Plan is to promote the long-term growth of the Company by making awards of Common Stock to key employees and directors of the Company or its subsidiaries.

The Plan is administered by the Board of Directors (the ‘‘Board’’). The Board is authorized, subject to the provisions of the Plan, to (i) select the participants; (ii) determine the number of shares of Common Stock to be awarded to each of the participants and the terms and conditions on which such awards will be made; (iii) establish from time to time regulations for the administration of the Plan; (iv) interpret the Plan; and (v) make all determinations deemed necessary or advisable for the administration of the Plan.

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

The aggregate number of shares of Common Stock which may be awarded under the Plan will be appropriately adjusted for any increase or decrease in the total number of shares of the Company’s Common Stock resulting from a division or combination of shares or other capital adjustment; or resulting from the payment of a stock dividend, or other increase or decrease in such shares by the Company.

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

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of $154,400. The loan bears interest at 23% per annum. The maturity date of the loan has been extended through June 2007 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At January 1, 2006, the aggregate outstanding principal of the loan was $145,823. Giving effect to repayments of principal and payment of interest of $31,117 during the year ended December 31, 2006, the balance of principal and interest on this loan at December 31, 2006 was $137,723.

From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of December 31, 2006, the total outstanding advances were $369,307. During the year the Company received aggregate advances of $227,944 and repaid aggregate advances of $480,355.

The followings chart shows advances and repayments made in 2006:

Name	Advances Made	Repayment Made	Balance
Gonet Associates Ltd.(1)	$0	$1,590.28	$294,826.58
Man Keung Alan Wai	$206,947.04	$478,417.65	$6,319.35
Man Ying Ken Wai	$0	$347.39	$31,505.07
Vivian Wai Wa Chu	$20,997	$0	$26,474.85

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai, Barry Yiu and Vivian Wai Wa Chu. None of such directors are ‘‘independent’’ as such term is defined in the Marketplace Rules of the Nasdaq Stock Market.

Item 13.    Exhibits.

Documents filed as part of this Report:

1. Financial Statements of Chinawe.com Inc.:
Report of Independent Registered Public Accounting Firm	F2
Consolidated Statements of Operations	F3
Consolidated Balance Sheet	F4
Consolidated Statements of Changes in Stockholders’ Deficit	F5
Consolidated Statements of Cash Flows	F6

Notes to and Forming Part of the Financial Statements	F7 – F13

2.     Exhibits and Index:

Exhibit No.	Description
3.(i)	Articles of Incorporation.(1)
3.(ii)	By-Laws.(1)
3.(iii)	Merger Agreement & Plan of Reorganization dated as of October 17, 2000(2)
10.1	Chinawe.com Inc. 2001 Restricted Stock Plan(3)
10.2	Services Agreement dated April 29, 2005, by and between Citigroup Financial Products Inc. and Chinawe.com Inc.(4)
10.3	Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and Chinawe Asset Management (PRC) Limited(5)
10.4	Agreement, dated May 6, 2003, between Chinawe.com Inc. and Vivian Wai Wa Chu
10.5	Supplementary Agreement, dated January 1, 2007, between Chinawe.com Inc., Chinawe Asset Management Limited, and Vivian Wai Wa Chu
14	Code of Ethics(6)
21	Subsidiaries
23.1	Consent of Moores Rowland Mazars
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Filed as an exhibit to our Company’s Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000 and hereby incorporated by reference herein.
(2)	Filed as an exhibit to our Company’s Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001 and hereby incorporated by reference herein.
(3)	Filed as an exhibit to our Company’s Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001 and hereby incorporated by reference herein.
(4)	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 23, 2005 and hereby incorporated by reference herein.
(5)	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 23, 2005 and hereby incorporated by reference herein.
(6)	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005 and hereby incorporated by reference herein.

Item 14.    Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for professional services rendered by Moores Rowland Mazars for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were $45,500 and $36,970, respectively.

Audit-Related Fees.

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for assurance and related services rendered by Moores Rowland Mazars related to the performance of the audit or review of our financial statements were $0 and $0, respectively.

Tax Fees.

The aggregate fees billed for the fiscal years ended December 31, 2006 and 2005 for services rendered by Moores Rowland Mazars in connection with the preparation of our tax returns were $0 and $0, respectively.

All Other Fees.

Moores Rowland Mazars did not provide any other services to the Company in either of the fiscal years ended December 31, 2006 and December 31, 2005.

INDEX TO FINANCIAL STATEMENTS

Years ended December 31, 2006 and 2005

CONTENTS

Report of Independent Registered Public Accounting Firm	F2
Consolidated Statements of Operations	F3
Consolidated Balance Sheet	F4
Consolidated Statements of Changes in Stockholders’ Deficit	F5
Consolidated Statements of Cash Flows	F6
Notes to and Forming Part of the Financial Statements	F7 – F13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheet of Chinawe.com Inc. (the ‘‘Company’’) as of December 31, 2006 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2006 and 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2006 and the results of its operations and its cash flows for the years ended December 2006 and 2005, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company had negative working capital and stockholders’ deficit as of December 31, 2006 of US$961,601 and US$900,933, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MOORES ROWLAND MAZARS

Chartered Accountants
Certified Public Accountants
Hong Kong
April 16, 2007

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			Year ended December 31,
	NOTE		2006	2005
			US$	US$
OPERATING REVENUES
On-line services			55	26,049
Asset management and related services			1,477,353	1,194,494
			1,477,408	1,220,543
Depreciation			(49,386)	(47,743)
Administrative and general expenses			(1,327,693)	(704,839)
INCOME FROM OPERATIONS			100,329	467,961
NON-OPERATING INCOME (EXPENSE)
Interest			(33,562)	(32,216)
Other income			1,788	2,244
INCOME BEFORE INCOME TAXES			68,555	437,989
Income tax expense	5		(164,079)	(225,105)
NET INCOME			(95,524)	212,884
Basic and diluted net income per share of common stock	2	(i)	(0.22) cents	0.49 cents
Weighted average number of shares of common stock outstanding			43,800,000	43,800,000

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED BALANCE SHEET

	NOTE	As of December 31, 2006
		US$

ASSETS
Current assets:
Cash and cash equivalents		116,102
Accounts receivable, net of allowance for doubtful accounts of US$2,215		156,630
Prepayment, deposits and other debtors		413,058
Total current assets		685,790
Property, plant and equipment, net	3	87,368
TOTAL ASSETS		773,158
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Customer deposits received		360,519
Accrued expenses and other current liabilities		214,090
Current portion of long-term debt	4	12,323
Due to related parties	6	507,030
Income tax payable		553,429
Total current liabilities		1,647,391
Long term liabilities:
Non-current portion of long-term debt	4	26,700
Contingencies and commitments
Stockholders’ deficit:
Preferred stock, par value $0.001 per share; authorized 20,000,000 shares; none issued		43,800
Common stock, par value $0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares
Capital in excess of par		85,948
Accumulated losses		(1,028,361)
Accumulated other comprehensive income		(2,320)
Total stockholders’ deficit		(900,933)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		773,158

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive income (loss)	Total Stockholders’ (deficit)
		US$	US$	US$	US$	US$
Balance as of January 1, 2005	43,800,000	43,800	85,948	(1,145,721)	(325)	(1,016,298)
Comprehensive income:
Net income for the year	—	—	—	212,884	—	212,884
Currency translation adjustment	—	—	—	—	(5,084)	(5,084)
Total comprehensive income						207,800
Balance as of December 31, 2005	43,800,000	43,800	85,948	(932,837)	(5,409)	(808,498)
Comprehensive loss:
Net loss for the year	—	—	—	(95,524)	—	(95,524)
Currency translation adjustment	—	—	—	—	3,089	30,890
Total comprehensive loss						(92,435)
Balance as of December 31, 2006	43,800,000	43,800	85,948	(1,028,361)	2,320	(900,933)

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	2006	2005
	(US$)	(US$)
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(95,524)	212,884
Adjustments to reconcile net (loss) income to net cash provided by Operating activities:
Depreciation	49,386	47,743
Changes in operating assets and liabilities:
Accounts receivable, net	(106,509)	(36,535)
Prepayments, deposits and other debtors	(357,851)	(49,661)
Customer deposits received	353,082	(8,226)
Accrued expenses and other current liabilities	(2,871)	66,863
Income tax payable	316,196	225,105
NET CASH PROVIDED BY OPERATING ACTIVITIES	155,909	458,173
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(6,648)	(108,166)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(12,324)	(18,117)
Advance from related parties	227,944	58,903
Repayment to related parties	(480,355)	(174,872)
(Repayment to) Loan from a director	(7,997)	6,047
NET CASH USED IN FINANCING ACTIVITIES	(272,732)	(128,039)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(123,471)	221,968
Cash and cash equivalents, beginning of year	237,310	14,929
Effect of exchange rate changes	2,263	413
CASH AND CASH EQUIVALENTS, END OF YEAR	116,102	237,310
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	33,562	32,216
NON-CASH TRANSACTION
Purchase of property, plant and equipment through a capital lease arrangement	—	62,994

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE

Chinawe.com Inc. (‘‘Chinawe’’ or the ‘‘Company’’) was incorporated under the laws of the State of California. Chinawe’s principal business activity is providing professional management services relating to non-performing loans (‘‘NPLs’’) in the People’s Republic of China (‘‘PRC’’), as well as other consulting services. Guangzhou Welcon Information Limited (‘‘WIT (GZ)’’), a subsidiary of Chinawe from which the Company previously derived substantially all of its revenues, terminated operations on October 31, 2005. The activities of WIT (GZ) for the year ended December 31, 2005 were insignificant and immaterial to the financials of the Company.

The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (‘‘CAM (HK)’’).

CAM (HK); a company incorporated in Hong Kong in June 1997, which provides subscriber services for the production of website images and a business-to-business e-marketplace for small-to-medium size businesses.

WIT (GZ) is a joint venture formed in the PRC in March 2000. CAM (HK) entered into a joint venture agreement with Guangzhou Welcon Info-Tech Limited (the ‘‘PRC Party’’) to establish a Sino-foreign co-operative joint venture in Guangzhou for a period of 10 years which was principally engaged in providing subscriber services for the development of computer software and networking, website design, technical consulting and a business-to-business e-marketplace for small-to-medium size businesses prior to its ceasation of business on October 31, 2005.

Chinawe Asset Management (PRC) Limited (‘‘CAM (PRC)’’) was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc. (‘‘CFP’’).

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)	Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘US’’). The financial statements are presented in US dollars.

(b)	Going concern considerations

The Company’s financial statements for the year ended December 31, 2006 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2006, the Company had negative working capital and stockholders’ deficit of US$961,601 and US$900,933, respectively, which raise substantial doubt about its ability to continue as a going concern.

Management is of the view that although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been greatly alleviated recently due to the change in the Company’s business. Management of the Company is confident that the new strategic direction of the Company and the servicing arrangements with CFP will generate sufficient cash flows for operation then gradually improve its financial condition, and eventually erase doubts as to the Company’s operating as a going concern.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(c)	Principles of consolidation

The financial statements include the accounts of Chinawe and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.

(d)	Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less that are readily convertible into a known amount of cash to be cash equivalents.

(e)	Property, plant and equipment

Property, plant and equipment are stated at cost less accumulated depreciation.

Depreciation is calculated on a straight-line basis to write off the cost of each asset using annual percentage rates as follows:

Office equipment	30%
Computer equipment	30%
Leasehold improvements	20%
Motor vehicles	30%

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

Provision for income and other taxes has been made in accordance with the tax rates and laws of the countries in which the Company operates.

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

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

(i)	Earnings per common share

Basic earnings per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings per share in 2006 or 2005.

(j)	Foreign currency translation

The Company’s functional currency is Renminbi, which is the currency of the primary economic environment in which the Company operates. For group reporting purposes, the amounts shown in the financial statements are presented in US dollars (‘‘reporting currency’’).

For translation of financial statements into the reporting currency, assets and liabilities for each balance sheet presented are translated at the rates of exchange existing at the year end. Income and expenses for each income statement presented are translated at the average rates during the year. Resulting exchange differences are recognized in accumulated other comprehensive income within stockholders’ equity.

(k)	Use of estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the US requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates includes provisions for doubtful accounts, sales returns and allowances, impairment of long-lived assets and incomes taxes. Actual results could differ from those estimates.

(l)	Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which include cash, accounts receivable, accounts payable, long-term debt and related party balances, approximate their carrying value in the financial statements.

(m)	Comprehensive income

SFAS No. 130, ‘‘Reporting Comprehensive Income’’, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company’s components of comprehensive income include net income for the year and a foreign currency translation adjustment.

(n)	Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(o)	New accounting pronouncements

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

3.	PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

As of December 31, 2006
US$
Office equipment	10,379
Computer equipment	10,962
Leasehold improvements	57,446
Motor vehicles	99,119
177,906
Accumulated depreciation	(90,537)
Currency translation adjustment	(1)
Net	87,368

4.	LONG TERM DEBT

Long term debt consists of an obligation under capital lease with US$26,700 outstanding as of December 31, 2006. The debt is secured by a motor vehicle with a net book value of US$24,264, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,234, with the final installment due in February 2010. Maturity of the debt is as follows:

As of December 31, 2006
US$
Payable during the following periods
Within 1 year	14,808
Over 1 year but not exceeding 2 years	14,808
Over 2 years but not exceeding 3 years	14,808
Over 3 years but not exceeding 4 years	2,468
46,892
Less: Amount representing interest	(7,869)
Present value of net minimum lease payments	39,023

5.	INCOME TAXES

It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Under the current laws of the British Virgin Islands (the ‘‘BVI’’), dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

Companies that carry on business and derive income in Hong Kong are subject to Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to national income tax at 30% and local income tax at 3%. The income tax expense for the year represents the PRC enterprise income tax charged on the profit earned in the PRC.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

5.	INCOME TAXES (CONTINUED)

No income taxes have been provided for the Hong Kong subsidiary as it has incurred losses since commencement of its operations.

The reconciliation between the effective tax rate and the statutory US federal income tax rate is as follows:

	YEAR ENDED DECEMBER 31,
	2006 % of Pre-Tax Income	2005 % of Pre-Tax Income
Computed ‘‘expected’’ tax expense (benefit)	34	34
Differences in tax rates in the countries in which the Company operates	63	9
Deferred tax asset valuation allowance	52	10
Non-deductible expenses / Tax-exempt revenue	89	(4)
Others	1	2
	239	51

The Company’s deferred tax asset is as follows:

AS OF DECEMBER 31, 2006
US$
Hong Kong operating loss carry forward	165,833
Deferred tax asset valuation allowance	(165,833)
Net deferred tax asset	—

As of December 31, 2006, the Company had Hong Kong operating losses carry forward of approximately US$947,616 which may be carried forward indefinitely. Management has provided a full allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.

6.	RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	NOTE	December 31, 2006
		US$
Loan from a director, including interest	(a)	137,723
Advances from stockholders	(b)	369,307
		507,030

Note:
(a)	The loan from a director is unsecured, interest bearing at 23% per annum and originally agreed to be repaid on June 30, 2005. Interest expense charged for the years ended December 31, 2006 and 2005 was US$31,117 and US$31,194, respectively. The maturity date of this loan was extended until June 2007.
(b)	The amounts due are unsecured, interest-free and repayable on demand.

During the year ended December 31, 2006, the Company received advances from related parties of US$227,944. The Company also repaid advances of US$480,355.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

7.	OPERATING LEASE COMMITMENTS

At the balance sheet date, the Company had total future minimum lease payments under non-cancelable operating leases, which are payable as follows:

As of December 31, 2006
US$
Within one year	71,403
In the second to fifth years inclusive	35,826
107,229

8.	RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

Following the introduction of the Mandatory Provident Fund Schemes Ordinance (‘‘MPFO’’) in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since December 1, 2000. Both the Company and its employees make monthly contributions to the fund at 5% of the employees’ earnings as defined under the MPFO. The contributions of the Company and the employees are subject to a cap of HK$1,000 ($129) per month and thereafter contributions are voluntary.

As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees at 11% of the basic salary of its employees. The state-sponsored retirement plan is responsible for the actual pension payments or post-retirement benefits beyond the annual contributions.

During the years ended December 31, 2006 and 2005, the aggregate amount of the Company’s contributions amounted to US$44,806 and US$10,636, respectively.

9.	CONTINGENCIES

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to December 31, 2006, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. The Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations.

Despite the fact that the Company has fully accrued the taxes in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.

The Company is currently suspended in the State of California due to failure to file tax reports with the Franchise Tax Board. The Company is in the process of preparing the required reports and expects to be back in good standing shortly. The Company does not believe that the amount of taxes and penalties owed will be material.

10.	STOCK PLAN

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the ‘‘Plan’’), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2006, no awards have been made under the Plan.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

11.	RISK CONSIDERATIONS

As a majority of the Company’s operations are conducted in the PRC, the Company is subject to special considerations and significant risks not typically associated with investments in equity securities of North American and Western European companies. The Company’s operations may be adversely affected by significant political, economic and social uncertainties in the PRC.

Although the PRC government has been pursuing economic reform policies for the past several years, no assurance can be given that the PRC government will continue to pursue such policies or that such policies may not be significantly altered, especially in the event of a change in leadership, social or political disruption or unforeseen circumstances affecting the PRC’s political, economic and social life. There is also no guarantee that the PRC government’s pursuit of economic reforms will be consistent or effective.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAWE.COM INC.
By: /s/ Man Keung Wai Man Keung Wai Chairman of the Board

Date: April 17, 2007

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 17, 2007

Man Keung Wai

/s/ Man Ying Ken Wai	Vice President of Marketing, Director	April 17, 2007

Man Ying Ken Wai

/s/ Vivian Wai Wa Chu	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	April 17, 2007

Vivian Wai Wa Chu

/s/ Barry Yiu	Vice President and Director	April 17, 2007

Barry Yiu