Form 10QSB
period 2007-03-31
CHINAWE COM INC
filed 2007-05-21
CIK 1043222

UNITED STATES SECURITIES AND
EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from                      to

Commission file number:    000-26169

Chinawe.com Inc.
(Exact name of small business issuer as specified in its charter)

California	95-462728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1304, Dongbao Tower
767 Dongfeng Road East
Guangzhou, China 510600
(Address of principal executive offices)

(8620) 3821-0119
(Issuer’s telephone number)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of May 18, 2007 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes         No

Chinawe.com Inc.

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(UNAUDITED)

	Note	As of March 31, 2007
		US$
ASSETS
Current assets:
Cash and cash equivalents		380,372
Accounts receivable, net of allowance for doubtful accounts of US$2,215		2,343
Prepayments, deposits and other debtors		44,614
Total current assets		427,329
Property, plant and equipment, net	5	106,676
TOTAL ASSETS		534,005
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		472,226
Current portion of long-term debt	6	19,918
Due to related parties	7	497,067
Income tax payable	8	410,716
Surcharge on taxes	9	57,218
Total current liabilities		1,457,145
Long term liabilities:
Non-current portion of long-term debt	6	45,209
Contingencies and commitments	9
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800
Capital in excess of par		85,948
Accumulated losses		(1,107,582)
Accumulated other comprehensive income		9,485
Total stockholders’ deficit		(968,349)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		534,005

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three months ended March 31,
	Note	2007	2006
		US$	US$
OPERATING REVENUES
On-line services		812	55
Asset management and related services		244,545	376,865
		245,357	376,920
Depreciation		(14,966)	(11,855)
Administrative and general expenses		(300,647)	(282,026)
(LOSS) INCOME FROM OPERATIONS		(70,256)	83,039
NON-OPERATING INCOME (EXPENSE)
Interest		(9,189)	(8,403)
Surcharge on taxes	9	—	(14,335)
Other income		224	426
(LOSS) INCOME BEFORE INCOME TAXES		(79,221)	60,727
Income tax expense	8	—	(40,701)
NET (LOSS) INCOME		(79,221)	20,026
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation		11,805	(2,193)
COMPREHENSIVE (LOSS) INCOME		(67,416)	17,833
Basic and diluted net (loss) income per share of common stock		(0.18) cents	0.05 cents
Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Three months ended March 31,
	2007	2006
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(79,221)	20,026
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	14,966	11,855
Exchange difference	10,072	647
Changes in operating assets and liabilities:
Accounts receivable, net	155,758	(19,812)
Prepayments, deposits and other debtors	371,909	32,035
Customer deposits received	(125,922)	(7,229)
Accrued expenses and other current liabilities	(61,955)	(21,413)
Surcharge on taxes	—	14,335
Income tax payable	(3,350)	75,520
NET CASH PROVIDED BY OPERATING ACTIVITIES	282,257	105,964
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of property, plant and equipment	—	(565)
NET CASH USED IN INVESTING ACTIVITIES	—	(565)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long-term debt	(7,534)	(3,085)
Advance from related parties	—	202,642
Repayment to related parties	(6,348)	(258,285)
Increase in loan from a director	1,210	1,219
NET CASH USED IN FINANCING ACTIVITIES	(12,672)	(57,509)
NET INCREASE IN CASH AND CASH EQUIVALENTS	269,585	47,890
Cash and cash equivalents, beginning of period	116,102	237,310
Effect of exchange rate changes	(5,315)	1,895
CASH AND CASH EQUIVALENTS, END OF PERIOD	380,372	287,095
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	9,189	8,403
Capital value at inception of new capital lease arrangement	33,882	—

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

1.    The interim financial statements

The accompanying financial statements have been prepared by Chinawe.com Inc. (‘‘Chinawe’’) and its subsidiaries (collectively referred to as the ‘‘Company’’) and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the ‘‘10-KSB’’) have been condensed or omitted for the interim statements. It is the Company’s opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the three months ended March 31, 2007 are not necessarily indicative of the operating results for the full year.

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

Chinawe Asset Management (PRC) Limited (‘‘CAM (PRC)’’) was established in the People’s Republic of China (‘‘PRC’’) in April 2005 to service non-performing loans under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc. (‘‘CFP’’).

4.    Summary of significant accounting policies

(a)    Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘US’’).

(b)    Basis of presentation

The accompanying financial statements present the financial position of the Company as of March 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2007 and 2006. All inter-company accounts and transactions have been eliminated in consolidation.

(c)    Translation of foreign currencies

The Company’s functional currency is Renminbi (‘‘RMB’’), which is the currency of the primary economic environment in which the Company operates. Foreign currency transactions are translated into the functional currency using the exchange rates prevailing at the dates of the transactions. Foreign exchange gains and losses resulting from the settlement of such transactions and from the translation at year-end exchange rates of monetary assets and liabilities denominated in foreign currencies are recognized in the statement of operations. For reporting purposes, the amounts shown in the financial statements are presented in US dollars (‘‘reporting currency’’).

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

(d)    Going concern consideration

The Company’s financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2007, the Company had a negative working capital and stockholders’ deficit of US$1,029,816 and US$968,349, respectively, which raised substantial doubt about its ability to continue as a going concern.

Management is of the view that although the Company has experienced difficulty in meeting its liquidity needs, such difficulty has been alleviated due to the change in the Company’s business. Management of the Company is confident that the current strategic direction of the Company and the servicing arrangements with a subsidiary of CFP will generate sufficient cash flows for operations, then gradually improve its financial condition, and eventually erase doubts as to the Company’s operating as a going concern.

5.    Property, plant and equipment, net

Property, plant and equipment are summarized as follows:

As of March 31, 2007
US$
Office equipment	10,379
Computer equipment	10,962
Leasehold improvement	57,445
Motor vehicle	133,002
211,788
Accumulated depreciation	(105,504)
Currency translation adjustment	392
Net	106,676

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

6.    Long term debt

Long term debt consists of obligation under capital lease for purchase of vehicles with US$65,127 outstanding as of March 31, 2007. The debt is secured by two motor vehicles with an aggregate net book value of US$63,918, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,984, with the final installments due in February 2010 and January 2011, respectively. Maturity of the debt is as follows:

As of March 31, 2007
US$
Within 1 year	23,805
Over 1 year but not exceeding 2 years	23,805
Over 2 years but not exceeding 3 years	22,582
Over 3 years but not exceeding 4 years	7,608
77,800
Less: Amount representing interest	(12,673)
Present value of net minimum lease payments	65,127

7.    Related party transactions

The balances with related parties are as follows:

	NOTE		As of March 31, 2007
			US$
At cost:
Loan from a director, including interest	(a	)	138,074
Advances from stockholders	(b	)	358,993
			497,067

(a)	The loan from a director is unsecured, interest bearing at 23% per annum and is repayable on June 30, 2007. Interest expense charged for the three months ended March 31, 2007 and 2006 was US$7,731 and US$7,791, respectively.
(b)	Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2007 and 2006, the Company received advances from related parties of US$0 and US$202,642, respectively. In addition, during the three months ended March 31, 2007 and 2006, the Company repaid advances of US$6,348 and US$258,285 to related parties, respectively.

8.    Income taxes

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
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

Companies that carry on business and derive income in Hong Kong are subject to Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to a national income tax at 30% and a local income tax at 3%.

No income taxes have been provided for subsidiaries in Hong Kong and PRC as they have incurred losses since commencement of their operations.

The Company’s deferred taxation is as follows:

As of December 31, 2007
US$
Hong Kong operating loss carry forward	165,833
Deferred tax asset valuation allowance	(165,833)
Net deferred tax asset	—

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined, and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of December 31, 2006, and March 31, 2007, the Company has identified the following jurisdictions as ‘‘major’’ tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of March 31, 2007, the Company had no unrecognized tax benefits or accruals for a potential payment or surcharge. The Company’s policy is to record a surcharge in this connection as a component of the provision for income tax expense. For the three months ended March 31, 2007, no surcharge was recorded. Further details concerning contingencies in respect of potential penalties is set out in Note 9 to these financial statements.

9.    Contingencies

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to March 31, 2007, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS ENDED MARCH 31, 2007 AND 2006
(UNAUDITED)

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

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through March 31, 2007, no awards have been made under the Plan.

Item 2.    Management’s Discussion and Analysis or Plan of Operation.

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and Notes thereto appearing elsewhere in this Form 10-QSB. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document.

Overview — Results of Operations

The Company’s financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2007, the Company reported a net loss of US$79,221 and as of March 31, 2007 had a negative working capital and stockholders’ deficit of US$1,029,816 and US$968,349, respectively.

Three Months ended March 31, 2007 compared to the Three Months ended March 31, 2006

Revenues.    Revenue for the three months ended March 31, 2007 was US$245,357 as compared to that of US$376,920 for the three months ended March 31, 2006, a decrease of 35%. The decrease in revenue was mainly due to the implementation of amendments to certain aspects of the compensation formula under the Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and CAM (PRC). Pursuant to such amendments, the base fee payable to CAM (PRC) has been significantly reduced but the collection fee has been increased at varying rates dependent upon the date of collection. Accordingly, whether or not the Company will be profitable in a given quarter will depend on the amounts collected in such quarter. The majority of collections made during this quarter were under terms of settlement agreements that provided that repayments are due in future quarters. Accordingly, the Company’s revenues related to such collections will not be realized until then.

Expenses.    Administrative and general expenses for the three months ended March 31, 2007 were US$300,647 as compared to US$282,026 for the three months ended March 31, 2006, an increase of 7%. The increase in administrative and general expenses was mainly comprised of the increase in rental expense from US$12,844 to US$25,613.

As a result of loans advanced to the Company by Vivian Chu in the third quarter of 2003, the Company has incurred interest expense of US$7,731 and US$7,791 payable to Ms. Chu, a director and the Chief Financial Officer of the Company, for the three months ended March 31, 2007 and 2006, respectively.

Taxation.    No income tax expense for the three months ended March 31, 2007 was incurred because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.

As a consequence of the foregoing, we had a loss from operations for the three months ended March 31, 2007 of US$70,256 as compared to income from operations of US$83,039 for the three months ended March 31, 2006. Our net loss for the three months ended March 31, 2007 was US$79,221 as compared to net income of US$20,026 for the three months ended March 31, 2006.

Liquidity and Capital Resources

The Company’s financial statements for the three months ended March 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the three months ended March 31, 2007, the Company reported a net loss of US$79,221 and as of March 31, 2007 had a negative working capital and a stockholders’ deficit of US$1,029,816 and US$968,349, respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management have confidence that it will improve its financial situation in the following period by better cost control. In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, Ms. Chu and other members of management have, from time to time, made unsecured, interest-free advances to the Company to provide working capital. The advances are repayable upon demand, however, the parties making the advances have indicated their intention to not demand repayment if such repayment would have a material adverse effect on the Company’s financial condition. In the event additional advances are required, such parties may, but are not obligated to, make further advances on an unsecured and interest-free basis. See ‘‘Related Party Transactions’’ below.

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

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the RMB is not freely convertible into foreign currencies.

The PRC subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition is measured in terms of RMB. The revenues and profits of the subsidiary are predominantly denominated in RMB, and will have to be converted to pay dividends to the Company in US Dollars or Hong Kong Dollars. Should the RMB devalue against these currencies, such devaluation would have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC subsidiary to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue recognition and valuation.    The Company generally recognizes asset management and related services income, as well as online subscription and service income, when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectability is probable. Asset management and related services income is recognized when services are rendered in accordance with the terms of agreements.

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

Related party transactions

We do not have any of the following:

•	Certain trading activities that include non-exchange traded contracts accounted for at fair value.

•	Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.

Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,000. The loan bears interest at 23% per annum. The maturity date of the loan has been extended through June 2007 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At March 31, 2007, the balance of principal and interest on this loan was US$138,074.

From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of March 31, 2007, the total outstanding advances were US$358,993. During the three months ended March 31, 2007, the Company repaid aggregate advances of US$6,348.

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

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of March 31, 2007 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

(b)    Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

PART II — OTHER INFORMATION

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

Date: May 21, 2007                                                             CHINAWE.COM INC.
                                                                                                (Registrant)

By: /s/ Man Keung Wai Man Keung Wai Chief Executive Officer (Principal Executive Officer)
By: /s/ Vivian Chu Vivian Chu Chief Financial Officer (Principal Financial Officer)