Form 10QSB
period 2007-06-30
CHINAWE COM INC
filed 2007-08-14
CIK 1043222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of August 10, 2007 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes       No

Chinawe.com Inc.

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheet as of June 30, 2007 (Unaudited)	3
	Consolidated Condensed Statements of Operations for the Three months and Six months ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the Six months ended June 30, 2007 (Unaudited) and June 30, 2006 (Unaudited)	5
	Notes to Consolidated Condensed Financial Statements	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	10
Item 3.	Controls and Procedures	12
PART II — OTHER INFORMATION
Item 6.	Exhibits	13
SIGNATURES		14

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(UNAUDITED)

	Note	As of June 30, 2007
		US$
ASSETS
Current assets:
Cash and cash equivalents		130,675
Accounts receivable, net of allowance for doubtful accounts of US$2,215		106,867
Prepayments, deposits and other debtors		46,362
Total current assets		283,904
Property, plant and equipment, net	4	93,327
TOTAL ASSETS		377,231
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		393,550
Current portion of long-term debt	5	19,932
Due to related parties	6	509,426
Income tax payable	7	416,253
Surcharge on taxes	8	69,403
Total current liabilities		1,408,564
Long term liabilities:
Non-current portion of long-term debt	5	40,257
Contingencies and commitments	8
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued; Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800
Capital in excess of par		85,948
Accumulated losses		(1,214,528)
Accumulated other comprehensive loss		13,190
Total stockholders’ deficit		(1,071,590)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		377,231

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three months ended June 30,		Six months ended June 30,
	NOTE	2007	2006	2007	2006
		US$	US$	US$	US$
OPERATING REVENUES
On-line services income		60	0	872	55
Asset management and related services		156,202	384,563	400,747	761,428
		156,262	384,563	401,619	761,483
Depreciation		(14,978)	(12,216)	(29,944)	(24,071)
Administrative and general expenses		(228,615)	(248,685)	(529,262)	(530,711)
(LOSS) INCOME FROM OPERATIONS		(87,331)	123,662	(157,587)	206,701
NON-OPERATING INCOME (EXPENSE)
Interest		(8,714)	(8,388)	(17,903)	(16,791)
Surcharge on taxes		(11,293)	(12,939)	(11,293)	(27,274)
Other income		392	427	616	853
(LOSS) INCOME BEFORE INCOME TAXES		(106,946)	102,762	(186,167)	163,489
Income tax expense	7	0	(72,877)	0	(113,578)
NET (LOSS) INCOME		(106,946)	29,885	(186,167)	49,911
OTHER COMPREHENSIVE INCOME
Foreign currency translation		3,705	2,193	15,510	2,820
COMPREHENSIVE (LOSS) INCOME		(103,241)	32,078	(170,657)	52,731
Basic and diluted net (loss) income per share of common stock		(0.002)	0.001	(0.004)	0.001
Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Six months ended June 30,
	2007	2006
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net (loss) income	(186,167)	49,911
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	29,944	24,071
Changes in operating assets and liabilities:
Accounts receivable, net	53,664	16,177
Prepayments, deposits and other debtors	376,389	31,475
Customer deposits received	(219,366)	(7,265)
Accrued expenses and other current liabilities	(62,925)	(36,166)
Surcharge on taxes	11,293	27,274
Income tax payable	0	115,201
NET CASH PROVIDED BY OPERATING ACTIVITIES	2,832	220,678
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(681)	(2,617)
NET CASH USED IN INVESTING ACTIVITIES	(681)	(2,617)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(12,499)	(6,166)
Advance from stockholders	27,472	207,875
Repayment to stockholders	(19,402)	(451,154)
Increase in loan from a director	2,422	2,436
NET CASH USED IN FINANCING ACTIVITIES	(2007)	(247,009)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	144	(28,948)
Cash and cash equivalents, beginning of period	116,102	237,310
Effect of exchange rate changes	14,429	2,126
CASH AND CASH EQUIVALENTS, END OF PERIOD	130,675	210,488
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	17,903	16,791
Capital value at inception of new capital lease arrangement	33,882	0

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

1.    The interim financial statements

The accompanying financial statements have been prepared by Chinawe.com Inc. (‘‘Chinawe’’) and its subsidiaries (collectively referred to as the ‘‘Company’’) and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the ‘‘10-KSB’’) have been condensed or omitted for the interim statements. It is the Company’s opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the six months ended June 30, 2007 are not necessarily indicative of the operating results for the full year.

2.    Organization

The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands (the ‘‘BVI’’) in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (‘‘CAM (HK)’’).

CAM (HK); a company incorporated in Hong Kong in June 1997, which provides subscriber services for the production of website images and a business-to-business e-marketplace for small-to-medium size businesses.

Chinawe Asset Management (PRC) Limited (‘‘CAM (PRC)’’) was established in the People’s Republic of China (‘‘PRC’’) in April 2005 to service the Non-Performance Loans (‘‘NPLs’’) under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc. (‘‘CFP’’).

3.    Summary of significant accounting policies

(a)    Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘US’’).

(b)    Basis of presentation

The accompanying financial statements present the financial position of the Company as of June 30, 2007, and its results of operations for the three months and six months ended June 30, 2007 and cash flows for the six months ended June 30, 2007 and 2006. All inter-company accounts and transactions have been eliminated in consolidation.

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

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

expenses for each income statement presented are translated at the average rates during the year. Resulting exchange differences are recognized in accumulated other comprehensive income within stockholders’ equity.

(d)    Going concern consideration

The Company’s financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2007, the Company had a negative working capital and stockholders’ deficit of US$1,124,660 and US$1,071,590, respectively, which raised substantial doubt about its ability to continue as a going concern.

Although the Company has experienced difficulty in meeting its liquidity needs, management of the Company is confident that the current strategic direction of the Company and the servicing arrangements with a subsidiary of CFP will generate sufficient cash flows for operations, then gradually improve its financial condition, and eventually erase doubts as to the Company’s operating as a going concern.

4.    Property, plant and equipment, net

Property, plant and equipment are summarized as follows:

As of June 30, 2007
US$
Office equipment	10,379
Computer equipment	11,618
Leasehold improvement	57,445
Motor vehicle	133,026
Total cost	212,468
Accumulated depreciation	−120,481
Currency translation adjustment	1,340
Net	93,327

5.    Long term debt

Long term debt consists of obligations under capital lease for purchase of vehicles with US$60,189 outstanding as of June 30, 2007. The debt is collateralized by two motor vehicles with an aggregate net book value of US$43,901, bearing interest at 3-5% per annum and is repayable in monthly installments of US$1,985, with the final installments due in February 2010 and January 2011, respectively. Maturity of the debt is as follows:

As of June 30, 2007
US$
Within 1 year	23,822
Over 1 year but not exceeding 2 years	23,822
Over 2 years but not exceeding 3 years	18,926
Over 3 years but not exceeding 4 years	5,329
71,899
Less: Amount representing interest	−11,710
Present value of net minimum lease payments	60,189

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

6.    Related party transactions

The balances with related parties are as follows:

	NOTE	As of June 30, 2007
		US$
At cost:
Loan from a director, including interest	(a)	139,380
Advances from stockholders	(b)	370,046
		509,426

(a)	The loan from a director is unsecured, interest bearing at 23% per annum and will be due on December 31, 2007. Interest expense charged for the six months ended June 30, 2007 and 2006 was US$15,472 and US$15,569, respectively.
(b)	The amounts are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2007 and 2006, the Company received advances from stockholders of US$27,472 and US$207,875, respectively. In addition, during the six months ended June 30, 2007 and 2006, the Company repaid amounts of US$19,402 and US$451,154 to stockholders, respectively.

7.    Income taxes

It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.

Under the current laws of the BVI, dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.

Companies that carry on business and derive income in Hong Kong are subject to Hong Kong income tax at 17.5%. Companies that carry on business and derive income in the PRC are subject to a national income tax at 30% and a local income tax at 3%.

No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses since commencement of its operations.

The Company’s deferred taxation is as follows:

As of December 31, 2006
US$
Hong Kong operating loss carry forward	165,833
Deferred tax asset valuation allowance	−165,833
Net deferred tax asset	0

In July 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’
(‘‘FIN 48’’), which clarifies the accounting and disclosure for uncertainty in tax positions, as defined,

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2007 AND 2006
(UNAUDITED)

and prescribes the measurement process and a minimum recognition threshold for a tax position, taken or expected to be taken in a tax return, that is required to be met before being recognized in the financial statements. Under FIN 48, the Company must recognize the tax benefit from an uncertain position only if it is more likely than not the tax position will be sustained on examination by the taxing authority, based on the technical merits of the position. The tax benefits recognized in the financial statements attributable to such position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon the ultimate resolution of the position.

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2007, the Company has identified the following jurisdictions as ‘‘major’’ tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the six months ended June 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of June 30, 2007, the Company had no unrecognized tax benefits or accruals for a potential payment or surcharge. The Company’s policy is to record a surcharge in this connection as a component of the provision for income tax expense. For the six months ended June 30, 2007, no surcharge was recorded. Further details concerning contingencies in respect of potential penalties is set out in note 8 to these financial statements.

8.    Contingencies

One of the subsidiaries of Chinawe in the PRC is subject to the PRC enterprise income tax and business tax. However, up to June, 2007, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.

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

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through June 30, 2007, no awards have been made under the Plan.

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

Overview — Results of Operations

The Company’s financial statements for the three months and six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2007, the Company reported a net loss of US$186,167 and as of June 30, 2007 had a negative working capital and stockholders’ deficit of US$1,124,660 and US$1,071,590, respectively.

Six months ended June 30, 2007 compared to the Six months ended June 30, 2006

Revenues.    Revenue for the six months ended June 30, 2007 was US$401,619 as compared to that of US$761,483 for the six months ended June 30, 2006, a decrease of 47%. The decrease in revenue was mainly due to the implementation of amendments to certain aspects of the compensation formula under the Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and CAM (PRC). Pursuant to such amendments, the base fee payable to CAM (PRC) has been significantly reduced but the collection fee has been increased at varying rates dependent upon the date of collection. Accordingly, whether or not the Company will be profitable in a given quarter will depend on the amounts collected in such quarter. The majority of the settlement agreements reached during this quarter provide that repayments are due in future quarters. Accordingly, the Company’s revenues related to such settlements will not be realized until the settlements are collected.

Expenses.    Administrative and general expenses for the six months ended June 30, 2007 were US$529,262, as compared to US$530,711 for the six months ended June 30, 2006.

As a result of loans advanced to the Company by Vivian Chu, a director and the Chief Financial Officer of the Company in the third quarter of 2003, the Company has incurred interest expense of US$15,472 and US$15,569 payable to Ms. Chu for the six months ended June 30, 2007 and 2006, respectively.

Taxation.   No income tax expense for the six months ended June 30, 2007 was incurred because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.

As a consequence of the foregoing, we had a loss from operations for the six months ended June 30, 2007 of US$157,587 as compared to profit from operations of US$206,701 for the six months ended June 30, 2006. The net loss for the six months ended June 30, 2007 was US$186,167 as compared to net income of US$49,911 for the six months ended June 30, 2006.

Liquidity and Capital Resources

The Company’s financial statements for the six months ended June 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the six months ended June 30, 2007, the Company reported a net loss of US$186,167 and as of June 30, 2007 had a negative working capital and a stockholders’ deficit of US$1,124,660 and US$1,071,590, respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management has confidence that it will improve its financial situation in the following period by better cost control. In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, other members of management have, from time to time, made unsecured, interest-free advances to the

Company to provide working capital. The majority of the advances are repayable upon demand. However, the parties making the advances have indicated their intention not to demand repayment if such repayment would have a material adverse effect on the Company’s financial condition. In the event additional advances are required, such parties may, but are not obligated to, make further advances on an unsecured and interest-free basis. See ‘‘Related party transactions’’ below.

Quantitative and Qualitative Disclosures about Market Risk

We are not exposed to a material level of market risk due to changes in interest rates, since we do not have outstanding debt instruments under floating interest rates and we do not maintain a portfolio of interest-sensitive debt instruments.

However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. Laws, regulations and policies are insufficient to protect asset owners. As an asset management service provider, we can only ensure due professional care.

The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the RMB is not freely convertible into foreign currencies.

The PRC subsidiary conducts substantially most of its business in the PRC, and its financial performance and condition is measured in terms of RMB. The revenues and profits of the subsidiary are predominantly denominated in RMB, and will have to be converted to pay dividends to the Company in US Dollars or Hong Kong Dollars. Should the RMB devalue against these currencies, such devaluation would have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC subsidiary to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue recognition and valuation

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

Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,000. The loan bears interest at 23% per annum. The maturity date of the loan has been extended through December        2007 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At June 30, 2007, the balance of principal and interest on this loan was US$139,380.

From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of June 30, 2007, the total outstanding advances were US$370,046. During the six months ended June 30, 2007, the Company repaid aggregate advances of US$19,402.

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

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of June 30, 2007 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Date: August 14, 2007

CHINAWE.COM INC. (Registrant)
By: /s/ Man Keung Wai
Man Keung Wai Chief Executive Officer (Principal Executive Officer)
By: /s/ Vivian Chu
Vivian Chu Chief Financial Officer (Principal Financial Officer)