Form 10QSB
period 2007-09-30
CHINAWE COM INC
filed 2007-11-19
CIK 1043222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

(Mark One)

QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2007

TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

For the transition period from              to

Commission file number 000-26169

Chinawe.com Inc.

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

The number of shares outstanding of the issuer’s common stock, par value $.001 per share, as of November 16, 2007 was 43,800,000.

Transitional Small Business Disclosure Format (Check one): Yes       No

Chinawe.com Inc.

		Page No.
PART I — FINANCIAL INFORMATION
Item 1.	Financial Statements
	Consolidated Condensed Balance Sheet as of September 30, 2007 (Unaudited)	3
	Consolidated Condensed Statements of Operations for the Nine months ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	4
	Consolidated Condensed Statements of Cash Flows for the Nine months ended September 30, 2007 (Unaudited) and September 30, 2006 (Unaudited)	5
	Notes to Consolidated Condensed Financial Statements (Unaudited)	6
Item 2.	Management’s Discussion and Analysis or Plan of Operation	11
Item 3.	Controls and Procedures	13
PART II — OTHER INFORMATION
Item 6.	Exhibits	14
SIGNATURES		15

PART I — FINANCIAL INFORMATION

Item 1.    Financial Statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED BALANCE SHEET
(UNAUDITED)

	Note	As of September 30, 2007
		US$
ASSETS
Current assets:
Cash and cash equivalents		225,289
Accounts receivable, net of allowance for doubtful accounts of US$2,215		2,363
Prepayments, deposits and other debtors		50,073
Total current assets		277,725
Property, plant and equipment, net	4	79,371
TOTAL ASSETS		357,096
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		401,346
Current portion of long-term debt	5	20,090
Due to related parties	6	546,665
Income tax payable	7	421,146
Surcharge on taxes	8	76,067
Total current liabilities		1,465,314
Long term liabilities:
Non-current portion of long-term debt	5	35,554
Contingencies and commitments	8
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; Issued and outstanding 43,800,000 shares		43,800
Capital in excess of par		85,948
Accumulated losses		(1,280,150)
Accumulated other comprehensive loss		6,630
Total stockholders’ deficit		(1,143,772)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		357,096

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

		Three months ended September 30,		Nine months ended September 30,
	NOTE	2007	2006	2007	2006
		US$	US$	US$	US$
OPERATING REVENUES
On-line services income		68	—	940	55
Asset management and related services		193,240	372,821	593,987	1,134,249
		193,308	372,821	594,927	1,134,304
Depreciation		(15,280)	(12,548)	(45,224)	(36,619)
Administrative and general expenses		(229,151)	(369,164)	(758,413)	(899,875)
INCOME/(LOSS) FROM OPERATIONS		(51,123)	(8,891)	(208,710)	197,810
NON-OPERATING INCOME (EXPENSE)
Interest		(8,921)	(8,326)	(26,824)	(25,117)
Surcharge on taxes		(5,876)	(14,191)	(17,169)	(41,465)
Other income		298	326	914	1,179
INCOME/(LOSS) BEFORE INCOME TAXES		(65,622)	(31,082)	(251,789)	132,407
Income tax expense	7	—	(22,375)	—	(135,953)
NET LOSS		(65,622)	(53,457)	(251,789)	(3,546)
OTHER COMPREHENSIVE (LOSS)/INCOME
Foreign currency translation		(6,560)	1,988	8,950	4,808
COMPREHENSIVE (LOSS)/INCOME		(72,182)	(51,469)	(242,839)	1,262
Basic and diluted net (loss)/income per share of common stock		(0.002)	(0.001)	(0.006)	(0.000)
Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	Nine months ended September 30,
	2007	2006
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(251,789)	(3,546)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	45,224	36,619
Changes in operating assets and liabilities:
Accounts receivable, net	160,331	30,505
Prepayments, deposits and other debtors	378,561	31,484
Customer deposits received	(219,988)	39,104
Accrued expenses and other current liabilities	31,248	(8,132)
Surcharge on taxes	17,169	41,465
Income tax payable	(92,944)	135,953
NET CASH PROVIDED BY OPERATING ACTIVITIES	67,812	303,452
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(666)	(5,724)
NET CASH USED IN INVESTING ACTIVITIES	(666)	(5,724)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(17,646)	(9,222)
Advance from related parties	66,398	207,471
Repayment to related parties	(22,532)	(456,211)
Net increase in loan from a director	3,661	(9,194)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	29,881	(267,156)
NET INCREASE IN CASH AND CASH EQUIVALENTS	97,027	30,572
Cash and cash equivalents, beginning of period	116,102	237,310
Effect of exchange rate changes	12,160	7,709
CASH AND CASH EQUIVALENTS, END OF PERIOD	225,289	275,591
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	23,034	25,117
Capital value at inception of new capital lease arrangement	33,882	—

See notes to the consolidated condensed financial statements.

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

1.    The interim financial statements

The accompanying financial statements have been prepared by Chinawe.com Inc. (‘‘Chinawe’’) and its subsidiaries (collectively referred to as the ‘‘Company’’) and, in the opinion of management, reflect all material adjustments which are necessary for a fair statement of results for the interim periods presented, including normal recurring adjustments. Certain information and footnote disclosures made in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2006 (the ‘‘10-KSB’’) have been condensed or omitted for the interim statements. It is the Company’s opinion that, when the interim statements are read in conjunction with the 10-KSB, the disclosures are adequate to make the information presented not misleading. The results of operations for the nine months ended September 30, 2007 are not necessarily indicative of the operating results for the full year.

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

Chinawe Asset Management (PRC) Limited (‘‘CAM (PRC)’’) was established in the PRC in April 2005 to service the non-performance loans (‘‘NPLs’’) under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc. (‘‘CFP’’).

3.    Summary of significant accounting policies

(a)    Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘US’’).

(b)    Basis of presentation

The accompanying financial statements present the financial position of the Company as of September 30, 2007, and its results of operations and cash flows for the nine months ended September 30, 2007 and 2006. All inter-company accounts and transactions have been eliminated in consolidation.

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
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

expenses for each income statement presented are translated at the average rates during the year. Resulting exchange differences are recognized in accumulated other comprehensive income within stockholders’ equity.

(d)    Going concern consideration

The Company’s financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2007, the Company had a negative working capital and stockholders’ deficit of US$1,187,589 and US$1,143,772, respectively, which raised substantial doubt about its ability to continue as a going concern.

The Company has experienced difficulty in meeting its liquidity needs. However, with the strong economy in China, management is searching for other opportunities to further develop the existing business. Considering the going concern basis, management has also been examining the possibility of entering into different fields of business. Furthermore, management of the Company plans to continue to implement cost-cutting measures to generate sufficient funding for further investment, in order to create various opportunities to attempt to attain profitability. Based on the foregoing, management of the Company is hopeful that the implementation of its cost-cutting plan, the current strategic direction of the Company, the constriction on existing business and the servicing arrangements with a subsidiary of CFP will generate sufficient cash flows for operations in order to gradually improve its financial condition, and eventually erase doubts as to the Company’s operating as a going concern.

4.    Property, plant and equipment, net

Property, plant and equipment are summarized as follows:

As of September 30, 2007
US$
Office equipment	10,379
Computer equipment	11,618
Leasehold improvement	57,445
Motor vehicle	133,026
Total cost	212,468
Accumulated depreciation	(135,760)
Currency translation adjustment	2,663
Net	79,371

5.    Long term debt

Long term debt consists of obligations under capital leases for purchases of vehicles with US$55,644 outstanding as of September 30, 2007. The debt is collateralized by two motor vehicles with

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

an aggregate net book value of US$37,127, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,000 with the final installments due in February 2010 and January 2011, respectively. Maturity of the debt is as follows:

As of
September 30, 2007
US$
Within 1 year	24,011
Over 1 year but not exceeding 2 years	24,011
Over 2 years but not exceeding 3 years	15,376
Over 3 years but not exceeding 4 years	3,069
66,467
Less: Amount representing interest	(10,823)
Present value of net minimum lease payments	55,644

6.    Related party transactions

The balances with related parties are as follows:

	Note		As of September 30, 2007
			US$
At cost:
Loan from a director, including interest	(a	)	141,707
Advances from stockholders	(b	)	404,958
			546,665

(a)	The loan from a director is unsecured, interest bearing at 23% per annum and will be repayable on December 31, 2007. Interest expense charged for the nine months ended September 30, 2007 and 2006 was US$23,393 and US$23,287, respectively.
(b)	The amounts due are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2007 and 2006, the Company received advances from stockholders of US$66,398 and US$207,471, respectively. In addition, during the nine months ended September 30, 2007 and 2006, the Company repaid amounts of US$22,532 and US$456,211 to such stockholders, respectively.

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
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
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

As of January 1, 2007, the Company is subject to the provisions of FIN 48, and has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2007, the Company has identified the following jurisdictions as ‘‘major’’ tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and China. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the nine months ended September 30, 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

Upon adoption of FIN 48 on January 1, 2007, and as of September 30, 2007, the Company had no unrecognized tax benefits or accruals for a potential payment or surcharge. The Company’s policy is to record a surcharge in this connection as a component of the provision for income tax expense. For the nine months ended September 30, 2007, no surcharge was recorded. Further details concerning contingencies in respect of potential penalties is set out in Note 8 to these financial statements.

8.    Contingencies

One of the subsidiaries of Chinawe in the People’s Republic of China (‘‘PRC’’) is subject to the PRC enterprise income tax and business tax. There is no surcharge recorded from income tax for the nine months ended September 30, 2007. The Company was required to pay the business tax for continuity of business. However, up to September, 2007, the Company only submitted tax returns and made payments for a portion of the business tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for the

CHINAWE.COM INC.
NOTES TO THE CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
NINE MONTHS ENDED SEPTEMBER 30, 2007 AND 2006
(UNAUDITED)

business tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.

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

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through September 30, 2007, no awards have been made under the Plan.

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

Overview — Results of Operations

The Company’s financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2007, the Company reported a net loss of US$251,789 and as of September 30, 2007 had a negative working capital and stockholders’ deficit of US$1,187,589 and US$1,143,772, respectively.

Nine months ended September 30, 2007 compared to the Nine months ended September 30, 2006

Revenues.    Revenue for the nine months ended September 30, 2007 was US$594,927 as compared to that of US$1,134,304 for the nine months ended September 30, 2006, a decrease of 47%. The decrease in revenue was mainly due to the implementation of amendments to certain aspects of the compensation formula under the Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and CAM (PRC). Pursuant to such amendments, the base fee payable to CAM (PRC) has been significantly reduced but the collection fee has been increased at varying rates dependent upon the date of collection. Accordingly, whether or not the Company will be profitable in a given quarter will depend on the amounts collected in such quarter. The majority of settlement agreements reached during this quarter were under terms providing that repayments are due in future quarters. Accordingly, the Company’s revenues related to those settlements will not be realized until collected.

Expenses.    Administrative and general expenses for the nine months ended September 30, 2007 were US$758,413, a decrease of 16% as compared to US$899,875 for the nine months ended September 30, 2006. The decrease is mainly due to the elimination of redundancy on staff. Expenses of total salary to employees was reduced by approximately US$141,462 during the nine months ended September 30, 2007.

Taxation.   No income tax expense for the nine months ended September 30, 2007 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

As a consequence of the foregoing, we had a loss from operations for the nine months ended September 30, 2007 of US$208,710 as compared to profit from operations of US$197,810 for the nine months ended September 30, 2006. The net loss for the nine months ended September 30, 2007 was US$251,789 as compared to a net loss of US$3,546 for the nine months ended September 30, 2006.

Liquidity and Capital Resources

The Company’s financial statements for the nine months ended September 30, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the nine months ended September 30, 2007, the Company reported a net loss of US$251,789 and as of September 30, 2007 had a negative working capital and a stockholders’ deficit of US$1,187,589 and US$1,143,772, respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management has confidence that it will improve its financial situation in the following period by better cost control. In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, Ms. Chu and other members of management have, from time to time, made unsecured, interest-free advances to the Company to provide working capital. The advances are repayable upon demand, however, the parties making the advances have indicated their intention not to demand repayment if such repayment would have a material adverse effect on the Company’s financial condition. In the event additional advances are required, such parties may, but are not obligated to, make further advances on an unsecured and interest-free basis. See ‘‘Related Party Transactions’’ below.

In addition, management keeps searching for other opportunities to further develop the existing business so as to generate sufficient cash flows for operations in order to gradually improve its financial condition and eventually erase doubts as to the Company’s operation.

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

The PRC subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition is measured in terms of RMB. The revenues and profits of the subsidiary are predominantly denominated in RMB, and will have to be converted to pay dividends to the Company in US Dollars or Hong Kong Dollars. Should the RMB devalue against these currencies, such devaluation would have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC subsidiary to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC or any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

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

We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers was to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required which would result in an additional general and administrative expense in the period such determination was made.

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

Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,000. The loan bears interest at 23% per annum. The maturity date of the loan has been extended through December    2007 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At September 30, 2007, the balance of principal and interest on this loan was US$141,707.

From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of September 30, 2007, the total outstanding advances were US$404,958. During the nine months ended September 30, 2007, the Company repaid aggregate advances of US$22,532.

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

Item 3.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission. The Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of September 30, 2007 and, based on their evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective.

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

Date: November 19, 2007

CHINAWE.COM INC. (Registrant)
By: /s/ Man Keung Wai
Man Keung Wai Chief Executive Officer (Principal Executive Officer)
By: /s/ Vivian Chu
Vivian Chu Chief Financial Officer (Principal Financial Officer)