Form 10KSB
period 2007-12-31
CHINAWE COM INC
filed 2008-04-15
CIK 1043222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB

(Mark One)

ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2007

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

Common Stock, US$.001 par value

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

The issuer’s revenues for the fiscal year ended December 31, 2007 were US$1,477,408.

The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the closing price of such common equity) on April 9, 2008 was approximately US$717,837.00.

The number of shares of common stock, par value US$.001 per share, outstanding was 43,800,000 shares as of April 9, 2008.

DOCUMENTS INCORPORATED BY REFERENCE

None

Transitional Small Business Disclosure Format (check one):

Yes       No

Forward Looking Statements:    This Form 10-KSB contains or incorporates by reference certain statements that may be deemed ‘‘forward-looking statements’’ within the meaning of Section 27A of the Securities Act of 1933, as amended (the ‘‘Securities Act’’) and Section 21E of the Securities Exchange Act of 1934, as amended (the ‘‘Exchange Act’’). All statements, other than statements of historical facts, that address activities, events or developments that the company intends, expects, projects, believes or anticipates will or may occur in the future are forward-looking statements. Words such as ‘‘believe,’’ ‘‘anticipate,’’ ‘‘expect,’’ ‘‘intend,’’ ‘‘plan,’’ ‘‘may,’’ and other similar expressions identify forward-looking statements. Such statements are based on certain assumptions and assessments made by management of the company in light of its experience and its perception of historical trends, current conditions, expected future developments and other factors it believes to be appropriate.

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

PART I

Item 1.    Description of Business.

Chinawe.com Inc. (the ‘‘Company’’, ‘‘Chinawe’’ or ‘‘we’’), formerly known as Neo Modern Entertainment Corp., was formed pursuant to the corporation laws of the State of California on March 19, 1997. Chinawe’s principal business is the provision of professional management services relating to non-performing loans (‘‘NPL’’ or ‘‘NPLs’’) in the People’s Republic of China (‘‘PRC’’). The Company’s professional service platform provides comprehensive solutions to NPL assets, either by expediting ownership transactions between the portfolio owners and their purchasers, or by negotiating with the relevant debtors to facilitate financial restructurings. The Company is also actively seeking a wide scope of asset management opportunities among various industries located in the PRC.

During the year ended December 31, 2004, the Company entered into an interim Services Agreement (the ‘‘Agreement’’) with Citigroup Financial Products Inc., a subsidiary of Citigroup Inc. (‘‘CFP’’), to provide loan servicing and other services relating to NPLs in Huizhou, Guangdong Province, China purchased by CFP from Great Wall. The book value of the NPLs was US$242 million. The Agreement was subject to the approval of the requisite PRC governmental agencies, which approval was received on April 1, 2005. It was the intention of CFP and the Company, upon such approval, that a definitive agreement be entered into pursuant to which the Company is to provide substantially the same services as under the Agreement for a period covering the resolution of the NPLs (the ‘‘Definitive Agreement’’). Pursuant to PRC law, the Company set up Chinawe Asset Management (PRC) Limited (‘‘CAM’’), a new PRC subsidiary, to service the NPLs under the Definitive Agreement. Subsequently, CAM also set up a branch office in Huizhou, Guangdong Province, primarily to render services related to this portfolio of NPLs. On April 20, 2005, the Definitive Agreement, between Huizhou One Limited (‘‘Owner’’), a subsidiary of CFP, and CAM, was executed.

On September 22, 2005, Owner entered into another similar Services Agreement with CAM to obtain loan servicing and other services concerning a pool of NPLs in Foshan, Guangdong Province, China purchased by CFP from China Great Wall Asset Management Corporation (the ‘‘Foshan Agreement’’). The book value of the NPL portfolio was US$370 million. The transaction between CFP and Great Wall had been approved by the requisite PRC governmental agencies prior to the execution of the Foshan Agreement. Subsequently, CAM also set up a branch office in Foshan, Guangdong Province, primarily to render services related to this portfolio of NPLs.

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

Management believes that the servicing arrangements with CFP will gradually erase doubts as to the Company’s operating as a going-concern and will form the basis of growth for the Company in the years to come. Though the Company had a net loss in the years ended December 31, 2006 and December 31, 2007 after having net income in each of the two prior years, management is confident that it will improve its financial situation in 2008 by better cost control and by establishing arrangements with new clients, which also will mitigate the risk of its reliance on a single customer.

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

Net cash inflows from operating activities make management confident that despite incurring a net loss in the year ended December 31, 2007, the CFP Agreements should provide sufficient cash inflow to gradually improve the Company’s working capital and capital expenditure requirements going forward. The Company is also exploring the possibility of entering into different businesses in China, leveraging off of its familiarity with the Chinese markets. However, we may need to raise additional funds in order to meet funding requirements of a more rapid expansion plan, potential acquisitions, as well as the entry into or development of new businesses or enhanced products or services in response to competitive pressures or to acquire technologies or complimentary products or businesses. However, there is no guarantee that we will be able to enter into different businesses in China or to raise such funds. See ‘‘Management’s Discussion and Analysis or Plan of Operation – Liquidity and Capital Resources.’’

During the two years of NPLs operations in China, the Company has successfully created a secondary market for its transactions. Management believes that the continued income from the CFP Agreements will partially improve the Company’s operation and cash flow. On the other hand, as one portfolio, named Huizhou and Shanwei, is going to be settled in the near future, fees from servicing such portfolio have been gradually reduced. The Company is searching for other opportunities to provide profitability in the years to come.

The Company had 31 employees as of December 31, 2007.

At present, there is limited competition in the provision of servicing NPLs in China. However, the number of small NPL servicing providers is increasing. Management of the Company does not see these providers as constituting serious competition to the Company. See ‘‘RISK FACTORS — Competition.’’

At present, CFP is the only client for whom the Company performs loan servicing and other services relating to NPLs.

The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is in the process of preparing the relevant reports and expects to be back in good standing shortly. The Company does not believe that the amount of taxes and penalties owed will be material.

Item 2.    Description of Property.

The Company’s headquarters occupy approximately 189 square meters at Dongbao Building, #767 Dongfeng Road East, Guangzhou, the provincial capital of Guangdong, China under a lease which will expire on April 9, 2009. The rental amount, along with administrative surcharge, is approximately US$2,108 per month. The Company also has a branch office in Hong Kong. There are two additional branch offices located in Foshan and Huizhou, two major cities of Guangdong province. The leases for these two offices expire on July 31, 2008 and April 6, 2008, respectively. The Foshan office occupies 201 square meters and the Huizhou office occupies 260 square meters, and their monthly rental amounts and administrative surcharges are US$785 and US$1,067, respectively.

Item 3.    Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Item 4.    Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the quarter ended December 31, 2007.

Part II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Market Information:

(a)    Our shares of common stock, par value $.001 per share (‘‘Common Stock’’), presently are traded on the OTC Bulletin Board under the symbol ‘‘CHWE’’.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years.

	High	Low
2007	US$	US$
January 1, 2007 – March 31, 2007	.12	.08
April 1, 2007 – June 30, 2007	.10	.08
July 1, 2007 – September 30, 2007	.08	.06
October 1, 2007 – December 31, 2007	.22	.04
2006
January 1, 2006 – March 31, 2006	.16	.09
April 1, 2006 – June 30, 2006	.16	.10
July 1, 2006 – September 30, 2006	.15	.08
October 1, 2006 – December 31, 2006	.12	.08

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On April 9, 2008, the Common Stock was quoted at US$0.04 per share.

(b)    As of April 9, 2008, the Company had 43,800,000 shares of Common Stock outstanding and 101 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the Twelve months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the Twelve months ended December 31, 2007, the Company reported a net loss of US$402,589 and as of December 31, 2007 had a negative working capital and stockholders’ deficit of US$1,324,441 and US$1,288,648, respectively.

Year ended December 31, 2007 compared to the year ended December 31, 2006

Revenues.    Revenue for the Twelve months ended December 31, 2007 was US$831,627 as compared to that of US$1,477,408 for the Twelve months ended December 31, 2006, a decrease of 44%. The decrease in revenue was mainly due to the implementation of amendments to certain aspects of the compensation formula under the Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and CAM (PRC) and to the winding down of collections concerning the NPL portfolio in Huizhou, Guangdong Province. Pursuant to such amendments, the base fee payable to CAM (PRC) has been significantly reduced but the collection fee has been increased at varying rates dependent upon the date of collection. Accordingly, whether or not the Company will be profitable in a given quarter will depend on the amounts collected in such quarter. The majority of the settlement agreements reached during this quarter provide that repayments are due in future quarters. Accordingly, the Company’s revenues related to such settlements will not be realized until the settlements are collected.

Expenses.    Administrative and general expenses for the twelve months ended December 31, 2007 were US$1,057,431, decreased by 17% as compared to US$1,271,021 for the Twelve months ended December 31, 2006.

The decrease in consulting fees paid to the law firms, decrease in salaries paid to employees and decrease in automobile lease costs lead to the total decrease of US$271,466 for the year ended December 31, 2007 compared to the year ended December 31, 2006.

Taxation.     No income tax expense for the Twelve months ended December 31, 2007 was incurred because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.

As a consequence of the foregoing, we had a loss from operations for the Twelve months ended December 31, 2007 of US$285,865 as compared to profit from operations of US$157,001 for the Twelve months ended December 31, 2006. The net loss for the Twelve months ended December 31, 2007 was US$402,589 as compared to net loss of US$95,524 for the Twelve months ended December 31, 2006.

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

The market for our professional management services relating to NPLs in the PRC is characterized by rapidly changing policies, laws and regulations, evolving industry standards, and an increasing number of competitors. NPL management service is a relatively new industry in China. Currently, the government and the state-owned financial institutions continue to encourage investors to acquire and process these assets and a secondary market in these assets has been created. However, since related policies, laws and regulations are still being improved and changed, we may face additional political risks. In addition, our service target clients, mainly the foreign NPL investment company, developed the NPL business stably but still below our prior estimates due to various factors, which may raise NPL market risk and adversely impact the market’s prospect. Our competitive advantage, in management’s opinion, mostly lies in our predominating professional platform. Recently, we have attracted and retained experienced legal and financial professionals. Compared to our competitors, we have more professionals who, in management’s opinion, are clearly more qualified and experienced in this business. However, like those of other financial service providers, our operating results will depend to a significant extent on the risks of the investment products involved, our capabilities to carry out demanded services, as well as the confidence of our customers. NPL assets, in nature, are risky financial products, and our actual management results may significantly differ from those we budgeted. Our success in providing desirable services is also dependent on our innovation and expertise, including proper identification of customers’ needs as well as the successful restructuring and transfer of NPL assets. Differentiation from our competitors may derive from our quality services. Our ability to successfully provide better services could have an impact on future results of operations.

Fluctuations in Quarterly Results

We have incurred operating losses since inception, only achieving profitability in 2004 and 2005 but reverting to a net loss again in 2006 and 2007. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:

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

Liquidity and Capital Resources

The Company’s financial statements for the Twelve months ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the Twelve months ended December 31, 2007, the Company reported a net loss of US$402,589 and as of December 31, 2007 had a negative working capital and a stockholders’ deficit of US$1,324,441 and US$1,288,648, respectively. Although the Company has experienced difficulty in meeting its liquidity needs, management believes that it will improve its financial situation in the following period by better cost control. In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, Ms. Chu and other members of management have, from time to time, made unsecured, interest-free advances to the Company to provide working capital. The advances are repayable upon demand, however, the parties making the advances have indicated their intention to not demand repayment if such repayment would have a material adverse effect on the Company’s financial condition. Management intends to continue to make such advances to the Company on an unsecured, interest-free basis until such time as the Company is generating sufficient revenues from current or future operations or other sources of funding are obtained. See ‘‘RISK FACTORS — FUNDS FROM CURRENT OPERATIONS ARE INSUFFICIENT; WE WILL REQUIRE ADDITIONAL FUNDS TO IMPLEMENT OUR CURRENT PLANS AND TO FINANCE FUTURE GROWTH’’ and ‘‘CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE’’ below.

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

However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. These include risks associated with the political and economic environment, foreign currency exchange and the legal system on which our business has strong reliance. The legal system of PRC differs significantly from those of the industrialized nations. Laws, regulations and policies in China are insufficient to protect asset owners. Some policies by the PRC government in the future could have a significant adverse effect on our business development in China. As an asset management servicer, we are subject to this constraint.

Prior to the quarter ended September 30, 2005, we derived a significant portion of revenues in the form of USD. From October 2005 onwards, however, we derived a significant portion of revenues in the form of Chinese RMB. Therefore we may be exposed to significant currency risks between the RMB and major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S. dollar, during the fiscal years ended December 31, 2004 and December 31, 2003, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, on July 21, 2005, the RMB was revalued from 8.28 to 8.11 for US$1 following the removal of the peg to the US dollar. The People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. This revaluation is favorable for us and in 2007 the RMB was appreciated to 7.3 and further appreciated to 7.0 as of March 31, 2008. Currently we do not apply any hedging activities. In the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if the PRC completely adopts a floating system and our management determines that the volatility of currency risks is material to the Company’s operations and financial performance. In this case we will disclose these activities in compliance with Statement of Financial Accounting Standards No. 133 ‘‘Accounting for Derivative Investments and Hedging Activity’’.

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

RISK RELATED TO OUR BUSINESS

DEPENDENCE UPON A SINGLE CLIENT AND BUSINESS

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

The Company’s sole business is that of servicing NPLS. In the event that the CFP Agreements expire and the Company has not been retained by other clients to service NPLS, the Company will have to enter into one or more new businesses in order to continue as an operating company. There can be no assurance that the Company will be retained by other clients to service NPLS or that the Company will be able to identify and successfully enter into one or more new businesses.

FUNDS FROM CURRENT OPERATIONS ARE INSUFFICIENT; WE WILL REQUIRE ADDITIONAL FUNDS TO IMPLEMENT OUR CURRENT PLANS AND TO FINANCE FUTURE GROWTH

The Company has had to rely on advances from management to fund operations. Until such time as operations from current or future businesses provide sufficient cashflow, the Company will continue to require advances from management in order to continue operations. While management has indicated its intention to provide such advances, it is not obligated to do so.

Our business model assumes that we will have substantial additional funds to implement the full range of products and services we plan to offer.

We may also seek to obtain additional funds through sales of equity and/or debt, or other external financing in order to fund current or future operations and to achieve our business plan. We cannot assure that any additional capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any additional equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute our business plan and our business would be materially and adversely affected.

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

These include risks associated with the political and economic environment, foreign currency exchange and the legal system on which our business has strong reliance. Laws, regulations and policies in China are insufficient to protect investors, like our asset owners. Some policies by the PRC government in the future may have a significant adverse effect on our business development in China.

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

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO UTILIZE OUR REVENUES EFFECTIVELY

We expect to derive all of revenues in the form of RMB. Although Chinese governmental policies were introduced in 1996 to allow greater convertibility of the RMB, significant restrictions still remain. We can provide no assurance that the Chinese regulatory authorities will not impose greater restrictions on the convertibility of the RMB. Any future restrictions on currency exchanges may limit our ability to utilize revenue generated in RMB to fund our business activities outside the PRC.

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

BECAUSE OUR COMMON STOCK PRICE IS BELOW US$5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS.

The Securities and Exchange Commission (the ‘‘SEC’’) has adopted regulations which generally define a ‘‘penny stock’’ to be any equity security that has a market price (as defined) of less than US$5.00 per share, subject to certain exceptions. Our common stock presently is a ‘‘penny stock’’. Because our stock is a ‘‘penny stock’’, it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the Common Stock will trade for US$5.00 or more per share, or if so, when.

Although we desire to list the Common Stock on the NASDAQ Capital Market and intend to apply for a listing on the Capital Market at such time as we meet the listing criteria, there can be no assurance that we will ever qualify.

Absent NASDAQ SmallCap Market or other NASDAQ or stock exchange listing, trading, if any, in common stock will, as it presently is, continue in the ‘‘Electronic Bulletin Board’’ administered by the NASD. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Common Stock.

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

Item 8A.    Controls and Procedures.

(a)    Evaluation of Disclosure Controls and Procedures

Disclosure controls and procedures are designed to ensure the reliability of financial statements and other disclosures included in this report. As of the end of the fiscal year ended December 31, 2007, the Company carried out an evaluation, under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures pursuant to Exchange Act Rule 13a-15. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective in timely alerting them to material information required to be included in the Company’s periodic SEC filings.

(b)    Changes in Internal Controls

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls subsequent to the date the Company carried out its evaluation.

Item 8B.    Other Information.

Not applicable.

Part III

Item 9.	Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	47	Chairman of the Board, Chief Executive Officer, and President
Man Ying Ken Wai	42	Vice President, Director
Barry Yiu	47	Vice President, Director
Vivian Wai Wa Chu	37	Chief Financial Officer, Secretary and Director

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

Mr. Wai, Man Keung Alan — Chairman, Chief Executive Officer & President

Mr. Wai, Man Keung Alan, is the founder of the Company, and the Chairman & CEO since its incorporation. He is responsible for identifying business opportunities, overall strategic planning and development of the Company. Under his leadership and management, the Company has grown and expanded quickly in Hong Kong and China. Mr. Wai has over 15 years of entrepreneur experience in business development and administration prior to founding Welcon Info-Tech in Hong Kong in 1997.

Mr. Wai, Man Ying Ken — Director and Vice President

Mr. Wai, Man Ying Ken is the co-founder, Director and Vice President of our Company since its incorporation. He takes comprehensive responsibilities of determining and developing its direction, establishing operation strategies, considering economic benefits, assets valuation and financial decision making. Prior to his current position, Mr. Wai was a director in a Hong Kong -based company specializing in property development and construction. Having co-founded Chinawe with his elder brother Mr. Wai Man Keung Alan, he has dedicated himself to the development and management of our Company ever since. He studied General Science at the University of Waterloo, Canada.

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

Mr. Barry Yiu — Director

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

Other employees

Ms. Susan Song Hanqiu — Financial Manager

Ms. Susan Song Hanqiu joined our Company in 2007. She is our Financial Manager with responsibilities for internal control and financial reporting. She was assigned to a technical secondary school in Hunan as a teacher after she had received her bachelor degree in accounting in July 1988. Afterward, she joined Guangzhou Medicine Group as financial manager. She has 10 years working experience in the accounting field.

Mr. Eugene Lin — Senior Manager

Mr. Lin has been the Legal Compliance Officer since he joined our Company in 2005. He is in charge of the Company’s comprehensive legal activities. His experience includes serving as a Legal Specialist specializing in international copyright protection in Tenwell Consulting Co., Ltd. Mr. Lin holds a Qualification Certificate of Law Practitioner in China. He obtained a LLB degree from International Law School, Guangdong University of Foreign Studies.

Mr. Li Yang — Senior Asset Manager

Mr. Li Yang joined our Company in 2005 as Senior Asset Manager. He is mainly responsible for the asset management of NPL. Prior to his current position, he was a senior asset manager in Yuehai Group, an asset management company in Guangdong, China. Previously, he accumulated ten years of asset management experience as a director of Great China Company Ltd., a subsidiary of Kwong Nam Group, a public company listed in Hong Kong. Mr. Yang graduated from Guangzhou International Trade College in 1986.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors and owners of greater than 10% of the Company’s common stock engaged in any transactions in the Company’s common stock during the fiscal year ended December 31, 2007.

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

Item 10.    Compensation Discussion and Analysis

The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:

– Recruiting and retaining talented leadership.
– Implementing measurable performance targets.
– Correlating compensation directly with shareowner value.
– Emphasizing performance based compensation, progressively weighted with seniority level.
– Adherence to high ethical, safety and leadership standards.

Designing a Competitive Compensation Package

Recruitment and retention of leadership to manage our Company requires a competitive compensation package. Our Board of Directors emphasizes (i) fixed compensation elements of base salary, and (ii) variable compensation contingent on above-target performance.

Fixed Compensation

The principal element of fixed compensation not directly linked to performance targets is the base salary. We target the value of fixed compensation generally at the median of our compensation peer group to facilitate a competitive recruitment and retention strategy.

Incentive Compensation

Our incentive compensation programs are linked directly to earnings growth, cash flow and total shareholder return.

Employment Agreements

Our executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. At present, there are no employment contracts with any of our executives.

No executive officer received a total annual salary and bonus exceeding $100,000. No compensation was paid to the Chief Executive Officer during such years.

Item 11.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 11, 2007, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned
Gonet Associates Ltd	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Vivian Wai Wa Chu	0		0
Charter One Investments Limited(4)	3,800,000		8.7
All officers and directors as a group (4 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Guangzhou, China.
(2)	Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.
(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.
(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.

The following table sets forth information as of December 31, 2007 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:

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

Item 12.    Certain Relationships and Related Transactions, and Director Independence.

Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,400. The loan bears interest at 23% per annum. The maturity date of the loan has been extended through June 2008 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At April 1, 2008, the aggregate outstanding principal of the loan was US$137,723. Giving effect to repayments of principal and payment of interest of US$26,323 during the year ended December 31, 2007, the balance of principal and interest on this loan at December 31, 2007 was US$143,001.

From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of December 31, 2007, the total outstanding advances were US$481,070. During the year the Company received aggregate advances of US$149,103 and repaid aggregate advances of US$22,543.

The followings chart shows advances and repayments made in US$ in 2007:

Name	Advances made	Repayment made	Balance
Gonet Associates Ltd.(1)	$—	$742.97	$294,347.26
Man Keung Alan Wai	149,102.66	—	66,909.19
Man Ying Ken Wai	—	—	14,578.71
Vivian Wai Wa Chu	—	21,057.20	2,089.81

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai, Barry Yiu and Vivian Wai Wa Chu. None of such directors are ‘‘independent’’ as such term is defined in the Marketplace Rules of the Nasdaq Stock Market.

Item 13.    Exhibits.

Documents filed as part of this Report:

2.    Exhibits and Index:

Exhibit No.	Description
3.(i)	Articles of Incorporation(1)
3.(ii)	By-Laws(1)
3.(iii)	Merger Agreement & Plan of Reorganization dated as of October 17, 2000(2)
10.1	Chinawe.com Inc. 2001 Restricted Stock Plan(3)
10.2	Services Agreement dated April 29, 2005, by and between Citigroup Financial Products Inc. and Chinawe.com Inc.(4)
10.3	Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and Chinawe Asset Management (PRC) Limited(5)
14	Code of Ethics(6)
21	Subsidiaries
23.1	Consent of Mazars CPA Limited
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

(1)	Filed as an exhibit to our Company’s Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000, and hereby incorporated by reference herein.
(2)	Filed as an exhibit to our Company’s Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001, and hereby incorporated by reference herein.
(3)	Filed as an exhibit to our Company’s Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001, and hereby incorporated by reference herein.
(4)	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 23, 2005, and hereby incorporated by reference herein.
(5)	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 23, 2005, and hereby incorporated by reference herein.
(6)	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005, and hereby incorporated by reference herein.

Item 14.    Principal Accountant Fees and Services.

Following the reorganization of Moores Rowland Mazars (the ‘‘Former Auditors’’) on June 1, 2007, in which certain of its partners joined Mazars CPA Limited (‘‘Mazars’’) and the Former Auditors changed its name to Moores Rowland, the Former Auditors resigned as the independent auditors of the Company, effective June 29, 2007. Moores Rowland Mazars had been the Company’s auditors since December 31, 2002. The Company’s Board of Directors accepted the resignation of the Former Auditors on June 29, 2007.

The Former Auditors’ audit report on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditors’ report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2006 included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.

During the Company’s two most recent fiscal years and through the subsequent interim period on or prior to June 29, 2007, (a) there were no disagreements between the Company and the Former Auditors on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditors, would have caused the Former Auditors to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(iv)(A) through (E) of Regulation S-B have occurred.

As key members of the Former Auditors servicing the Company previously have joined Mazars, the Board appointed Mazars as the Company’s new independent auditors (the ‘‘New Auditors’’), effective from June 29, 2007.

During the Company’s two most recent fiscal years and subsequent interim period on or prior to June 29, 2007, the Company did not consult with the New Auditors regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-B.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for professional services rendered by Mazars CPA Limited and Moores Rowland Mazars for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-QSB were US$37,824 and US$45,500, respectively.

Audit-Related Fees.

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for assurance and related services rendered by Mazars CPA Limited and Moores Rowland Mazars related to the performance of the audit or review of our financial statements were US$0 and US$0, respectively.

Tax Fees.

The aggregate fees billed for the fiscal years ended December 31, 2007 and 2006 for services rendered by Mazars CPA Limited and Moores Rowland Mazars in connection with the preparation of our tax returns were US$0 and US$0, respectively.

All Other Fees.

Mazars CPA Limited and Moores Rowland Mazars did not provide any other services to the Company in either of the fiscal years ended December 31, 2007 and December 31, 2006.

CHINAWE.COM INC.

INDEX TO FINANCIAL STATEMENTS

Years ended December 31, 2007 and 2006

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheet of Chinawe.com Inc. (the ‘‘Company’’) as of December 31, 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years ended December 31, 2007 and 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2007 and the results of its operations and its cash flows for the years ended December 2007 and 2006, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company had negative working capital and stockholders’ deficit as of December 31, 2007 of US$1,324,441 and US$1,288,648, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ MAZARS CPA LIMITED

Certified Public Accountants
Hong Kong
April 14, 2008

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

			Year ended December 31
	NOTE		2007	2006
			US$	US$
OPERATING REVENUES
On-line services income			968	55
Asset management and related services			830,659	1,477,353
			831,627	1,477,408
Depreciation			(60,061)	(49,386)
Administrative and general expenses			(1,057,431)	(1,271,021)
(LOSS) INCOME FROM OPERATIONS			(285,865)	157,001
NON-OPERATING INCOME (EXPENSE)
Interest			(35,676)	(33,562)
Surcharge on taxes	9		(82,390)	(56,672)
Other income			1,342	1,788
Other expense			0	0
(LOSS) INCOME BEFORE INCOME TAXES			(402,589)	68,555
Income tax expense	5		0	(164,079)
NET LOSS			(402,589)	(95,524)
OTHER COMPREHENSIVE LOSS
Foreign currency translation			14,874	3,089
COMPREHENSIVE LOSS			(387,715)	(92,435)
Basic and diluted net loss per share of common stock	2	(j)	(0.0092)	(0.0022)
Weighted average number of shares of common stock outstanding			43,800,000	43,800,000

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED BALANCE SHEET

	NOTE	As of December 31, 2007
		US$

ASSETS
Current assets:
Cash and cash equivalents		301,695
Accounts receivable, net of allowance for doubtful accounts of US$2,215		2,365
Prepayments, deposits and other debtors		55,786
Total current assets		359,846
Property, plant and equipment, net	3	63,114
TOTAL ASSETS		422,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		464,156
Current portion of long-term debts	4	20,100
Due to related parties	6	624,071
Income tax payable		432,987
Surcharge on taxes		142,973
Total current liabilities		1,684,287
Long-term liabilities:
Non-current portion of long-term debt	4	27,321
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800
Capital in excess of par		85,948
Accumulated losses		(1,430,950)
Accumulated other comprehensive loss		12,554
Total stockholders’ deficit		(1,288,648)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		422,960

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ (deficit)
		US$	US$	US$	US$	US$
Balance as of January 1, 2006	43,800,000	43,800	85,948	(932,837)	(5,409)	(808,498)
Comprehensive income:
Net loss for the year	—	—	—	(95,524)	—	(95,524)
Currency translation adjustment	—	—	—	—	3,089	3,089
Total comprehensive income						(92,435)
Balance as of December 31, 2006	43,800,000	43,800	85,948	(1,028,361)	(2,320)	(900,933)
Comprehensive loss:
Net loss for the year	—	—	—	(402,589)	—	(402,589)
Currency translation adjustment	—	—	—	—	14,874	14,874
Total comprehensive loss						(387,715)
Balance as of December 31, 2007	43,800,000	43,800	85,948	(1,430,950)	12,554	(1,288,648)

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2007	2006
	(US$)	(US$)
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(402,589)	(95,524)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	60,061	49,386
Changes in operating assets and liabilities:
Accounts receivable, net	154,265	(106,509)
Prepayments, deposits and other debtors	357,272	(357,851)
Customer deposits received	(206,524)	353,082
Accrued expenses and other current liabilities	85,768	(59,543)
Income tax payable	(63,770)	316,196
Surcharge on taxes	86,301	56,672
NET CASH PROVIDED BY OPERATING ACTIVITIES	70,784	155,909
CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant and equipment	(684)	(6,648)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(22,681)	(12,324)
Advance from related parties	149,103	227,944
Repayment to related parties	(22,543)	(480,355)
Loan from (Repayment to) a director	5,278	(7,997)
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	109,157	(272,732)
NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	179,257	(123,471)
Cash and cash equivalents, beginning of period	116,102	237,310
Effect of exchange rate changes	6,336	2,263
CASH AND CASH EQUIVALENTS, END OF YEAR	301,695	116,102
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	35,676	33,562
NON-CASH TRANSACTION
Purchase of property, plant and equipment through a capital lease arrangement	30,968	—

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE

Chinawe.com Inc. (‘‘Chinawe’’) was incorporated under the laws of the State of California. Chinawe’s principal business activity is providing professional management services relating to non-performing loans (‘‘NPLs’’) in the People’s Republic of China (‘‘PRC’’), as well as other consulting services.

The consolidated financial statements include the accounts of Chinawe and the following subsidiaries (collectively the ‘‘Company’’):

Officeway Technology Limited; a company incorporated in the British Virgin Islands in December 1999, whichwas formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (‘‘CAM (HK)’’).

CAM (HK); a company incorporated in Hong Kong in June 1997, which provides subscriber services for the production of website images and a business-to-business e-marketplace for small-to-medium size businesses.

Chinawe Asset Management (PRC) Limited (‘‘CAM (PRC)’’) was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc. (‘‘CFP’’), which accounted for 100% of the revenue from assets management and related services for the years ended December 31, 2007 and 2006.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)    Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (‘‘US’’). The financial statements are presented in US dollars.

(b)    Going concern considerations

The Company’s financial statements for the year ended December 31, 2007 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2007, the Company had negative working capital and stockholders’ deficit of US$1,324,441 and US$1,288,648, respectively, which raise substantial doubt about its ability to continue as a going concern. In assessing the Company’s ability to operate as a going concern, the directors have considered that the Company is generating net cash flows from its current principal operations including the implementation of certain cost cutting measures such as reduction of staff costs. In addition, a number of settlement agreements with parties being claimed for NPLs have been reached during the year and the actual collection will occur in the coming year. Since the Company is remunerated on the actual recovery of those NPLs, the directors are of the opinion that the related revenues will be recognized in the coming year accordingly.

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

(h)    Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

During the years ended December 31, 2007 and 2006, the aggregate amount of payments under operating leases amounted to US$109,930 and US$72,111, respectively.

(i)    Income taxes

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

(j)    Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2007 or 2006.

(k)    Foreign currency translation

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

(l)    Use of estimates

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

(m)    Fair value of financial instruments

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

(n)    Comprehensive income

Statement of Financial Accounting Standards (‘‘SFAS’’) No. 130, ‘‘Reporting Comprehensive Income’’, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company’s components of comprehensive income include net loss for the year and a foreign currency translation adjustment.

(o)    Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(p)    New accounting pronouncements

In September 2006, the Financial Accounting Standards Board (‘‘FASB’’) issued FAS No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurements, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The Company does not expect that the adoption of SFAS 157 will have a material impact on its financial statements.

In February 2007, the FASB issued SFAS No. 159, ‘‘The Fair Value Option for Financial Assets and Financial Liabilities’’ (‘‘SFAS 159’’), which permits entities to choose to measure financial instruments and certain other items at fair value that are not currently required to be measured at fair value. SFAS 159 will be effective for the Company on January 1, 2008. The Company does not expect that the adoption of SFAS 159 will have a material impact on its financial statements.

3.    PROPERTY, PLANT AND EQUIPMENT, NET

Property, plant and equipment are summarized as follows:

As of December 31, 2007
US$
Office equipment	10,379
Computer equipment	11,646
Leasehold improvement	57,446
Motor vehicle	130,087
209,558
Accumulated depreciation	(150,597)
Currency translation adjustment	4,153
Net	63,114

4.    LONG-TERM DEBTS

Long-term debts consists of obligation under capital leases with US$47,421 outstanding as of December 31, 2007. The debt is collateralized by two motor vehicles with an aggregate net book value of US$27,761, bearing interest at 3-5% per annum and is repayable in monthly installments of US$2,000, with the final installments due in February 2010 and January 2011, respectively. Maturity of the debt is as follows:

As of December 31, 2007
US$
Payable during the following periods:
Within 1 year	24,023
Over 1 year but not exceeding 2 years	24,023
Over 2 years but not exceeding 3 years	8,610
56,656
Less: Amount representing interest	(9,235)
Present value of net minimum lease payments	47,421
Current portion	20,100
Non-current portion	27,321
47,421

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

No income taxes have been provided for the Hong Kong and PRC subsidiaries as they have incurred losses for taxation purpose in current year.

The reconciliation between the effective tax rate and the statutory US federal income tax rate is as follows:

	Year Ended December 31,
	2007 % of Pre-Tax Income	2006 % of Pre-Tax Income
Computed ‘‘expected’’ tax (benefit) expense	(34)	34
Differences in tax rates in the countries in which the Company operates	10	63
Deferred tax asset valuation allowance	14	52
Non-deductible expenses/Tax-exempt revenue	10	89
Others	—	1
	—	239

The Company’s deferred tax asset is as follows:

As Of December 31, 2007
US$
Hong Kong operating loss carry forward	197,623
PRC operating loss carry forward	1,571
Deferred tax asset valuation allowance	(199,194)
Net deferred tax asset	—

As of December 31, 2007, the Company had Hong Kong and PRC operating losses carry forward of approximately US$1,129,275 and US$4,761, respectively. The operating loss in Hong Kong has no expiry date and the operating loss in PRC will expire five years after the loss was incurred. Management has provided a full valuation allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

6.    RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	NOTE		As of December 31, 2007
			US$
At cost:
Loan from a director, including interest	(a	)	143,001
Advances from stockholders	(b	)	481,070
			624,071

Note:
(a)	The loan from a director is unsecured, interest bearing at 23% per annum and will be repayable on December 31, 2007. Interest expense charged for the Twelve months ended December 31, 2007 and 2006 was US$31,206 and US$31,117, respectively. The maturity date of this loan was extended until June 2008.
(b)	Except as described above regarding the loan from a director, all balances with related parties are unsecured, non-interest bearing and repayable on demand. During the Twelve months ended December 31, 2007 and 2006, the Company received advances from related parties of US$149,103 and US$227,944, respectively. In addition, during the Twelve months ended December 31, 2007 and 2006, the Company repaid advances of US$22,543 and US$480,355 to related parties, respectively.

7.    OPERATING LEASE COMMITMENTS

At the balance sheet date, the Company had total future minimum lease payments under non-cancelable operating lease payable as follows:

As of December 31, 2007
US$
Within one year	55,733
In the second to fifth years inclusive	2,672
58,405

Operating lease payments of US$109,930 and US$72,111 for the years ended December 31, 2007 and 2006, respectively, represent rental paid by the Company for its office premises and staff quarters of which leases are negotiated for a term of 1 to 2 years.

8.    RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS

Following the introduction of the Mandatory Provident Fund Schemes Ordinance (‘‘MPFO’’) in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since December 1, 2000. Both the Company and its employees make monthly contributions to the fund at 5% of the employees’ earnings as defined under the MPFO. The contributions of the Company and the employees are subject to a cap of HK$1,000 (US$129) per month and thereafter contributions are voluntary.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS

8.    RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS    (CONTINUED)

As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees at 12% of the basic salary of its employees. The state-sponsored retirement plan is responsible for the actual pension payments or any post-retirement benefits beyond the annual contributions.

During the years ended December 31, 2007 and 2006, the aggregate amount of the Company’s contributions amounted to US$37,657 and US$44,806, respectively.

9.    CONTINGENCIES

One of the subsidiaries in the PRC is subject to the PRC enterprise income tax and business tax. However, up to December 31, 2007, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.

Despite the fact that the Company has fully accrued the taxes and related surcharges in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.

The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is in the process of preparing the relevant reports and expects to be back in good standing shortly. The Company does not believe that the amount of taxes and penalties owed will be material. The Company is also delinquent in filing its U.S. Federal tax returns. The Company is in the process of preparing the relevant returns and does not believe that the amount of taxes owed will be material.

10.    STOCK PLAN

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the ‘‘Plan’’), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2007, no awards have been made under the Plan.

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

Date: April 11, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 11, 2008

Man Keung Wai

/s/ Man Ying Ken Wai	Vice President of Marketing, Director	April 11, 2008

Man Ying Ken Wai

/s/ Vivian Wai Wa Chu	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	April 11, 2008

Vivian Wai Wa Chu

/s/ Barry Yiu	Vice President and Director	April 11, 2008

Barry Yiu