Form 10-Q
period 2008-03-31
CHINAWE COM INC
filed 2008-05-19
CIK 1043222

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2008

OR

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 000-26169

Chinawe.com Inc.

(Exact name of registrant as specified in its charter)

California	95-462728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1304, Dongbao Tower
767 Dongfeng Road East
Guangzhou, China 510600
(Address of principal executive offices) (Zip Code)

(8620) 3821-0119
(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of ‘‘large accelerated filer,’’ ‘‘accelerated filer’’ and ‘‘smaller reporting company’’ in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer	Accelerated filer
Non-accelerated filer (Do not check if a smaller reporting company)	Smaller reporting company

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes       No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 14, 2008
Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1.   Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	NOTE	2008	2007
		US$	US$
OPERATING REVENUES
On-line services income		0	812
Asset management and related services		188,429	244,545
		188,429	245,357
Depreciation		(15,235)	(14,966)
Administrative and general expenses		(231,480)	(300,647)
LOSS FROM OPERATIONS		(58,286)	(70,256)
NON-OPERATING INCOME (EXPENSE)
Interest		(8,783)	(9,189)
Surcharge on taxes	8	(23,608)	0
Other income		589	224
Other expense		0	0
LOSS BEFORE INCOME TAXES		(90,088)	(79,221)
Income tax expense	7	0	0
NET LOSS		(90,088)	(79,221)
OTHER COMPREHENSIVE LOSS (INCOME)
Foreign currency translation		(11,106)	11,805
COMPREHENSIVE LOSS		(101,194)	(67,416)
Basic and diluted net loss per share of common stock		(0.21)	(0.18)
Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of Mar. 31, 2008	As of Dec. 31, 2007
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		163,945	301,695
Accounts receivable, net of allowance for doubtful accounts of US$2,215 (2007: US$: 2,215)		68,618	2,365
Prepayments, deposits and other debtors		53,212	55,786
Total current assets		285,775	359,846
Property, plant and equipment, net	4	49,265	63,114
TOTAL ASSETS		335,040	422,960
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		366,663	464,156
Current portion of long-term debt	5	20,100	20,100
Due to related parties	6	696,130	624,071
Income tax payable	7	447,294	432,987
Surcharge on taxes	8	172,399	142,973
Total current liabilities		1,702,586	1,684,287
Long term liabilities:
Non-current portion of long-term debt	5	22,296	27,321
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(1,521,038)	(1,430,950)
Accumulated other comprehensive income		1,448	12,554
Total stockholders’ deficit		(1,389,842)	(1,288,648)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		335,040	422,960

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2008	2007
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(90,088)	(79,221)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	15,235	14,966
Exchange rate difference	0	10,072
Changes in operating assets and liabilities:
Accounts receivable, net	(66,253)	155,758
Prepayments, deposits and other debtors	4,121	371,909
Customer deposits received	(66,573)	(125,922)
Accrued expenses and other current liabilities	(44,488)	(61,955)
Surcharge on taxes	23,608	0
Income tax payable	(1,055)	(3,350)
NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(225,493)	282,257
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,025)	(7,534)
Advance from related parties	81,290	3,113
Repayment to related parties	(743)	(9,461)
Increase in loan from a director	1,221	1,210
NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	76,743	(12,672)
NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(148,750)	269,585
Cash and cash equivalents, beginning of period	301,695	116,102
Effect of exchange rate changes	11,000	(5,315)
CASH AND CASH EQUIVALENTS, END OF PERIOD	163,945	380,372
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	8,783	9,189

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

1.    Basis of presentation and preparation

The accompanying financial statements present the financial position of the Company as of March 31, 2008 and December 31, 2007, and its results of operations and cash flows for the three months ended March 31, 2008 and 2007. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month period ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The balance sheet at December 31, 2007 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-KSB for the year ended December 31, 2007.

During 2007, the Company adopted Financial Accounting Standards Board (‘‘FASB’’) Statement of Financial Accounting Standards No. 157, ‘‘Fair Value Measurements’’ (‘‘SFAS 157’’), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this statement may change the current practice for fair value measurements. The adoption of SFAS 157 did not have a material impact on our financial statements.

There are no new accounting pronouncements the adoption of which is expected to have a material effect on the Company’s financial statements.

2.    Organization

Chinawe.com Inc. (‘‘Chinawe’’) was incorporated under the laws of the State of California. Chinawe’s principal business activity is providing professional asset management services relating to non-performing loans (‘‘NPLs’’) in the People’s Republic of China (‘‘PRC’’), as well as other consulting services.

The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (‘‘CAM (HK)’’).

CAM (HK); a company incorporated in Hong Kong in June 1997, which is an investment holding company.

Chinawe Asset Management (PRC) Limited was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc., which accounted for 100% of the revenue from assets management and related services for the three months ended March 31, 2008 and 2007.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

3.    Going concern consideration

The Company’s financial statements for the period ended March 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2008, the Company had negative working capital and stockholders’ deficit of US$1,416,811 and US$1,389,842, respectively, which raises substantial doubt about its ability to continue as a going concern. In assessing the Company’s ability to operate as a going concern, management has considered the Company’s implementation of certain cost cutting measures such as reduction of staff costs, employee’s incentive fee and sub-servicer’s consultant fee. In addition, the Company is actively seeking additional sources of funds as well as other profitable business opportunities. However, whether the Company can continue to operate as a going concern is dependent upon several factors, including, but not limited to continued financial support from related parties, success in seeking new business opportunities for a future profitable operations and success in raising additional capital. These uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.    Property, plant and equipment, net

Property, plant and equipment are summarized as follows:

	As of March 31, 2008 (Unaudited)	As of December 31, 2007
	US$	US$
Office equipment	10,379	10,379
Computer equipment	11,646	11,646
Leasehold improvement	57,446	57,446
Motor vehicle	130,087	130,087
Total Cost	209,558	209,558
Accumulated depreciation	(161,679)	(150,597)
Currency translation adjustment	1,386	4,153
Net	49,265	63,114

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

5.    Long term debt

Long term debt consists of obligations under capital leases for purchases of vehicles with US$34,706 and US$47,421 outstanding as of March 31, 2008 and December 31, 2007, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$20,876 and US$27,761 as of March 31, 2008 and December 31, 2007, respectively, bearing interest at 3 – 5% per annum and is repayable by monthly installments of US$2,000 with the final installments due in 2010. Maturity of the debt is as follows:

	As of March 31, 2008 (Unaudited)	As of December 31, 2007
	US$	US$
Within 1 year	24,023	24,023
Over 1 year but not exceeding 2 years	22,789	24,023
Over 2 years but not exceeding 3 years	3,839	8,610
	50,651	56,656
Less: Amount representing interest	(8,255)	(9,235)
Present value of net minimum lease payments	42,396	47,421
Current portion	20,100	20,100
Non-current portion	22,296	27,321
	42,396	47,421

6.    Related party transactions

The balances with related parties are as follows:

	NOTE	As of March 31, 2008 (Unaudited)	As of December 31, 2007
		US$	US$
At cost:
Loan from a director, including interest	(a)	144,222	143,001
Advances from stockholders	(b)	551,908	481,070
		696,130	624,071

(a)	The loan from a director is unsecured, interest bearing at 23% per annum and will be repayable in June 2008. Interest expense charged for the three months ended March 31, 2008 and 2007 was US$7,802 and US$7,731, respectively.
(b)	The amounts due are unsecured, non-interest bearing and repayable on demand.

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

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
(Amounts in thousands, except share and per share data)

Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% and 17.5% for the three months ended March 31, 2008 and 2007, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% and 33% for the three months ended March 31, 2008 and 2007, respectively.

No income taxes have been provided for the Company’s subsidiaries in Hong Kong and PRC as they have incurred losses during the three months period ended March 31, 2008 and 2007, respectively.

As required in Financial Accounting Standards Board (‘‘FASB’’) Interpretation No. 48, ‘‘Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (‘‘FIN 48’’), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of March 31, 2008, the Company has identified the following jurisdictions as major tax jurisdictions, as defined, in which it is required to file income tax returns: United States, Hong Kong and PRC and has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months ended March 31, 2008 and 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.

As of March 31, 2008 and December 31, 2007, the Company had no unrecognized tax benefits or unaccrual of potential payment or surcharge. Further details concerning contingencies in respect of potential penalties is set out in note 8 to these financial statements.

8.    Contingencies

One of the subsidiaries in the PRC is subject to the PRC enterprise income tax and business tax. However, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.

Despite the fact that the Company has fully accrued the taxes and related surcharge in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.

The Company has currently failed to file tax reports with the Franchise Tax Board in the State of California. The Company is in the process of preparing the required reports and expects to be back in good standing shortly. The Company does not believe that the amount of taxes and penalties owed will be material. The Company is also delinquent in filing its U.S. Federal tax returns. The Company is in the process of preparing the relevant returns and does not believe that the amount of taxes owed will be material.

9.    Stock Plan

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the ‘‘Plan’’), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of March 31, 2008 and December 31, 2007, no awards have been made under the Plan.

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this document.

Overview — Results of Operations

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three months ended March 31,
	2008	2007
Operating Revenues	100	100%
Total operating expenses	(131)	(129)%
Loss from operations	(31)	(29)%
Loss before income taxes	(48)	(32)%
Provision for income taxes	—	—
Net loss	(48)	(32)%

THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2007 (UNAUDITED)

OPERATING REVENUES.    Operating revenues for the first quarter of 2008 totalled US$188,429 compared to US$245,357 for the comparable period last year. This represented a decrease of 23% mainly due to the decrease in the scale of business. As the Company has successfully recovered a majority of the non-performing loans (‘‘NPLs’’) under two of the Company’s portfolios in Huizhou and Shanwei in the People’s Republic of China (‘‘PRC’’), revenue from the recovery of NPLs has started to diminish while the Company has not generated new business in this field. As a result, the revenue generated in the first quarter of 2008 is less than that in the first quarter of 2007.

OPERATING EXPENSES.    The Company’s operating expenses totalled US$246,715, or 131% of operating revenues, for the first quarter of 2008, compared to US$315,613, or 129% of operating revenues, for the first quarter of 2007. This represented a decrease of US$68,898, or 22%, mainly due to the decrease in employee’s incentive fee and the sub-servicer’s consultant fee for the three-month period ended March 31, 2008. The Company has changed its promotional system towards its employees since the year ending December 31, 2007. Hence, the proportion paid to the employees’ bonus has reduced largely. On the other hand, the decrease in the operating expenses is due to professional fees paid to law firms for legal assistance in disposing of NPLS. The engagement with such law firms ended in 2007. Accordingly, going forward no consultant fees are required to be paid.

TOTAL NON-OPERATING EXPENSES (INCOME).    Non-operating expenses for the first quarter of 2008 totalled US$31,802 compared to US$8,965 in the first quarter of 2007. This was due to the provision of surcharges relating to PRC business tax during the first quarter of 2008.

PROVISION FOR INCOME TAXES.    No income tax expense for the three months ended March 31, 2008 and 2007 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

NET LOSS.    The Company has recorded a net loss of US$90,088 for the first quarter of 2008, compared to a net loss of US$79,221 for first quarter of 2007. This represented an increase in loss of US$10,867 mainly because of the business constriction as well as the provision of surcharges during the period. Resulting from the rapid increase in revenue accompanied by the minor increase in expense, the Company suffered a net loss in the first quarter of 2008 larger than the loss for the same period in 2007.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash currently generated from financing activities while the Company’s operating activities were financed by cash flows from operations in the past.

Cash and cash equivalent balances as of March 31, 2008 and December 31, 2007 were US$163,945 and US$301,695. The decrease in cash and cash equivalent balance was a net result from the decrease in cash flows from operations and increase in cash provided by financing activities.

Net cash (used in) provided by operating activities was US$(225,493) and US$282,257 for the three-month periods ended March 31, 2008 and 2007, respectively. The cash outflow from operations resulted from the decrease in revenue and the late settlement of trade receivables for the first quarter of 2008 compared with the same period in 2007.

Net cash provided by (used in) financing activities was US$76,743 and US$(12,672) in the three-month periods ended March 31, 2008 and 2007, respectively. The positive cash flow is a result of the increased advances from related parties.

During the three-month period ended March 31, 2008, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the three-month periods ended March 31, 2008 and 2007, the Company had no material purchases or investments.

In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, Ms. Chu and other members of management have, from time to time, made unsecured, interest-free advances to the Company to provide working capital. The advances are repayable upon demand, however, the parties making the advances have indicated their intention not to demand repayment if such repayment would have a material adverse effect on the Company’s financial condition. In the event additional advances are required, such parties may, but are not obligated to, make further advances on an unsecured and interest -free basis. See ‘‘Related party transactions’’ below.

In addition, management keeps searching for other opportunities to further develop the existing business so as to generate sufficient cash flows from operations in order to gradually improve its financial condition and eventually erase doubts as to the Company’s operation.

CRITICAL ACCOUNTING POLICIES

Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.

Revenue recognition and valuation.

The Company generally recognizes asset management and related services income, when persuasive evidence of an arrangement exists, services are rendered in accordance with the terms of agreements, the fee is fixed or determinable, and collectability is probable.

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

Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,000. The loan bears interest at 23% per annum. The maturity date of the loan has been extended through June 30, 2008 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At March 31, 2008, the balance of principal and interest on this loan was $144,222.

From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of March 31, 2008, the total outstanding advances were US$551,908. During the three months ended March 31, 2008, the Company received aggregate advances of US$70,832.

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission which includes audited consolidated financial statements for the two fiscal years ended December 31, 2007.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to a material level of market risk due to changes in interest rates since we do not have outstanding debt instruments and are under fixed interest rate arrangements.

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

The PRC subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition is measured in terms of RMB. The revenues and profits of the subsidiary are predominantly denominated in RMB, and will have to be converted to pay dividends to the Company in US Dollars or Hong Kong Dollars. Despite the recent appreciation of RMB, should the RMB devalue against these currencies, such devaluation would have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC subsidiary to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC or any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.

Item 4.    Controls And Procedures.

The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of March 31, 2008, that the design and operation of the Company’s ‘‘disclosure controls and procedures’’ (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (‘‘Exchange Act’’)) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended March 31, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.    Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer
31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: May 19, 2008

CHINAWE.COM INC. (Registrant)
By: /s/ Man Keung Wai
Man Keung Wai Chief Executive Officer (Principal Executive Officer)
By: /s/ Vivian Chu
Vivian Chu Chief Financial Officer (Principal Financial Officer)