Form 10KSB/A
period 2007-12-31
CHINAWE COM INC
filed 2008-06-17
CIK 1043222

U.S. Securities and Exchange Commission
Washington, D.C. 20549

Form 10-KSB/A

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

The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the closing price of such common equity) on June 2, 2008 was approximately US$717,837.00.

The number of shares of common stock, par value US$.001 per share, outstanding was 43,800,000 shares as of June 2, 2008.

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

The purpose of this Amendment is to replace ‘‘Item 8.A Controls and Procedures’’ as contained in the Company’s Annual Report on Form 10-KSB as filed with the Securities and Exchange Commission on April 15, 2008 with the following ‘‘Item 8A(T). Controls and Procedures.’’

Item 8A (T). Controls and Procedures.

Management’s Annual Report on Internal Control Over Financial Reporting

As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. The Company’s internal controls framework is based on the criteria set forth in the Internal Control — Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2007. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAWE.COM INC.
By: /s/ Man Keung Wai Man Keung Wai Chairman of the Board

Date: June 17, 2008

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	June 17, 2008

Man Keung Wai

/s/ Man Ying Ken Wai	Vice President of Marketing, Director	June 17, 2008

Man Ying Ken Wai

/s/ Vivian Wai Wa Chu	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	June 17, 2008

Vivian Wai Wa Chu

/s/ Barry Yiu	Vice President and Director	June 17, 2008

Barry Yiu