Form 10-Q
period 2008-06-30
CHINAWE COM INC
filed 2008-08-14
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, DC 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008
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
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes  ☐     No  ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 13, 2008
Common Stock, $.001 par value	43,800,000

CHINAWE.COM INC.

PART I — FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
	NOTE	2008	2007	2008	2007
		US$	US$	US$	US$
OPERATING REVENUES
On-line services income		—	60	—	872
Asset management and related services		219,303	156,202	407,732	400,747

		219,303	156,262	407,732	401,619
Depreciation		(10,420)	(14,978)	(25,655)	(29,944)
Administrative and general expenses		(260,352)	(228,615)	(491,832)	(529,262)

LOSS FROM OPERATIONS		(51,469)	(87,331)	(109,755)	(157,587)

NON-OPERATING (EXPENSE) INCOME
Interest		(8,781)	(8,714)	(17,564)	(17,903)
Surcharge on taxes	8	(24,709)	(11,293)	(48,317)	(11,293)
Other income		9,039	392	9,628	616

LOSS BEFORE INCOME TAXES		(75,920)	(106,946)	(166,008)	(186,167)

Income tax expense	7	(7,426)	—	(7,426)	—

NET LOSS		(83,346)	(106,946)	(173,434)	(186,167)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation		(6,620)	3,705	(17,726)	15,510

NET LOSS AND TOTAL COMPREHENSIVE LOSS		(89,966)	(103,241)	(191,160)	(170,657)

Basic and diluted net loss per share of common stock		(0.002)	(0.002)	(0.004)	(0.004)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	June 30, 2008	December 31, 2007
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		288,057	301,695
Accounts receivable, net of allowance of doubtful account of US$2,215 (2007: US$2,215)		—	2,365
Prepayments, deposits and other debtors		51,877	55,786

Total current assets		339,934	359,846

Property, plant and equipment, net	4	45,461	63,114

TOTAL ASSETS		385,395	422,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		404,149	464,156
Current portion of long-term debt	5	20,100	20,100
Due to related parties	6	759,518	624,071
Income tax payable	7	463,588	432,987
Surcharge on taxes	8	200,577	142,973

Total current liabilities		1,847,932	1,684,287

Long term liabilities:
Non-current portion of long-term debt	5	17,271	27,321

Contingencies and commitments	8

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(1,604,384)	(1,430,950)
Accumulated other comprehensive (loss) income		(5,172)	12,554

Total stockholders’ deficit		(1,479,808)	(1,288,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		385,395	422,960

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2008	2007
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(173,434)	(186,167)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	25,655	29,944
Gain on disposal of property, plant and equipment	(9,016)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,365	53,664
Prepayments, deposits and other debtors	6,378	376,389
Customer deposits received	(25,889)	(219,366)
Accrued expenses and other current liabilities	(55,775)	(55,552)
Surcharge on taxes	48,318	11,293
Income tax payable	6,079	(7,373)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(175,319)	2,832

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	9,141	—
Purchase of property, plant and equipment	(5,914)	(681)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	3,227	(681)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(10,050)	(12,499)
Advance from stockholders	148,502	8,070
Increase in loan from a director	2,442	2,422

NET CASH PROVIDED BY (USED IN) FINANCING ACTIVITIES	140,894	(2,007)

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(31,198)	144

Cash and cash equivalents, beginning of period	301,695	116,102

Effect of exchange rate changes	17,560	14,429

CASH AND CASH EQUIVALENTS, END OF PERIOD	288,057	130,675

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	17,564	17,903

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of presentation
The accompanying financial statements present the financial position of the Company as of June 30, 2008 and December 31, 2007, and its results of operations for the three months and six months ended June 30, 2008 and 2007 and cash flows for the six months ended June 30, 2008 and 2007. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and six-month periods ended June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Adoption and recently issued accounting pronouncements
In 2006, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this Statement has changed the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.
2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity is providing professional asset management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services.
The consolidated financial statements include the accounts of Chinawe and the following subsidiaries:

Officeway Technology Limited; incorporated in the British Virgin Islands in December 1999, formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (“CAM (HK)”).
CAM (HK); a company incorporated in Hong Kong in June 1997, which is an investment holding company.
Chinawe Asset Management (PRC) Limited was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc., which accounted for 100% of the revenue from assets management and related services for the three months and six months ended June 30, 2008 and 2007.
3. Going concern consideration
The Company’s financial statements for the period ended June 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2008, the Company had negative working capital and stockholders’ deficit of US$1,507,998 and US$1,479,808, respectively, which raise substantial doubt about its ability to continue as a going concern. In assessing the Company’s ability to operate as a going concern, the directors have considered the Company’s implementation of certain cost cutting measures such as reduction of staff costs, employee’s incentive fee and sub-servicer’s consultant fee. The Company has relied on the private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital and have indicated their intention to finance the Company for a reasonable period of time for the Company to continue as a going concern, assuming that in such period of time the Company would be able to restructure its business and restart on a revenue-generating operation and/or raise additional capital finds to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from such parties will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of
	June 30, 2008	As of
	(Unaudited)	December 31, 2007
	US$	US$
Office equipment	10,383	10,379
Computer equipment	11,646	11,646
Leasehold improvement	62,901	57,446
Motor vehicles	107,559	130,087

Total cost	192,489	209,558
Accumulated depreciation	(149,240)	(150,597)
Currency translation adjustment	2,212	4,153

Net	45,461	63,114

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$37,371 and US$47,421 outstanding as of June 30, 2008 and December 31, 2007, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$20,876 and US$27,761 as of June 30, 2008 and December 31, 2007, respectively, bearing interest at 3-5% per annum and is repayable in monthly installments of US$2,002 with the final installments due in 2010. Maturity of the debt is as follows:

	As of	As of
	June 30, 2008	December 31,
	(Unaudited)	2007
	US$	US$
Within 1 year	24,023	24,023
Over 1 year but not exceeding 2 years	19,086	24,023
Over 2 years but not exceeding 3 years	1,535	8,610

	44,644	56,656
Less: Amount representing interest	(7,273)	(9,235)

Present value of net minimum lease payments	37,371	47,421

Current portion	20,100	20,100
Non-current portion	17,271	27,321

	37,371	47,421

6. Related party transactions
The balances with related parties are as follows:

			As of
			June 30, 2008	As of
	NOTE		(Unaudited)	December 31, 2007
			US$	US$
At cost:
Loan from a director, including interest	(a	)	145,443	143,001
Advances from stockholders	(b	)	614,075	481,070

			759,518	624,071

(a)	The loan from a director is unsecured and bears interest at 23% per annum. Interest expense charged for the three months and six months ended June 30, 2008 and 2007 was US$7,801 and US$15,603 and US$7,731 and US$15,462, respectively.

(b)	The amounts due are unsecured, non-interest bearing and repayable on demand.
7. Income taxes
It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.
Under the current laws of the British Virgin Islands (the “BVI”), dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits tax at 16.5% and 17.5% for the three months and six months ended June 30, 2008 and 2007, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% and 33% for the three months and six months ended June 30, 2008 and 2007, respectively. The income tax expense for the current periods represents the PRC enterprise income tax charged on the profits earned by the Company’s PRC subsidiary.
No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purpose during the three months and six months period ended June 30, 2008 and 2007.
As required in FASB Interpretation No. 48, “Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109” (“FIN 48”), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of June 30, 2008, the Company has identified the following jurisdictions as major tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC, and has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months and six months ended June 30, 2008 and 2007, and the Company does not anticipate that it is reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.
As of June 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits or unaccrual of potential payment or surcharge. Further details concerning contingencies in respect of potential penalties is set out in note 8 to these financial statements.
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
The Company has currently failed to file tax reports with the Franchise Tax Board in the State of California The Company is in the process of preparing the required reports and expects to be back in good standing shortly. The Company does not believe that the amount of taxes and penalties owed will be material. The Company is also delinquent in filing its U.S. federal tax returns. The Company is in the process of preparing the relevant returns and does not believe that the amount of taxes owed will be material.
9. Stock Plan
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the

“Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of June 30, 2008 and December 31, 2007, no awards have been made under the Plan.
ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this Form 10-Q.
Overview — Results of Operations
The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2008	2007	2008	2007

Operating revenues	100	100	100	100%
Total operating expenses	(123)	(156)	(126)	(139)%
Loss from operations	(23)	(56)	(27)	(39)%
Loss before income taxes	(35)	(68)	(41)	(46)%
Provision for income taxes	(3)	—	(2)	—%
Net loss	(38)	(68)	(43)	(46)%

THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the three months ended June 30, 2008 totaled US$219,303 compared to US$156,262 for the corresponding period last year. This represented an increase of 40%. Despite the fact that revenue from the recovery of NPLs has started to diminish since the Company has not generated new business in this field, the Company has successfully recovered a majority of the non-performing loans (“NPLs”) under two of the Company’s portfolios in Huizhou and Shanwei in the People’s Republic of China (“PRC”) .
OPERATING EXPENSES. The Company’s operating expenses totaled US$270,772, or 123% of operating revenues, for the three months ended June 30, 2008, compared to US$243,593, or 156% of operating revenues,

for the three months ended June 30, 2007. This represented an increase of US$27,179 or 11% mainly due to the increase in motor vehicle expenses for the three months ended June 30, 2008.
TOTAL NON-OPERATING EXPENSES. Non-operating expenses for the three months ended June 30, 2008 totaled US$24,451 compared to US$19,615 for the three months ended June 30, 2007. This represented an increase of 25% due to the provision of surcharges relating to PRC business tax for the three months ended June 30, 2008.
PROVISION FOR INCOME TAXES. Income tax expenses for the three months ended June 30, 2008 were US$7,426 compared to US$0 for the three months ended June 30, 2007. This represents an increase of 100% due to the PRC’s operation turning from a loss to a profit.
NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company recorded a net loss and total comprehensive loss of US$89,966 for the three months ended June 30, 2008, compared to a net loss and total comprehensive loss of US$103,241 for the three months ended June 30, 2007. This represented a decrease in loss of US$13,275, mainly due to increased revenue from recovery of NPLs during the period.
SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2007 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the six months ended June 30, 2008 totaled US$407,732 compared to US$401,619 for the corresponding period last year. This represented an increase of 2%. Despite the fact that revenue from the recovery of NPLs has started to diminish since the Company has not generated new business in this field, the Company has successfully recovered a majority of the NPLs under two of the Company’s portfolios in Huizhou and Shanwei in the PRC.
OPERATING EXPENSES. The Company’s operating expenses totaled US$517,487, or 126% of operating revenues, for the six months ended June 30, 2008, compared to US$559,206, or 139% of operating revenues, for the six months ended June 30, 2007. This represented a decrease of US$41,665 or 8%, mainly due to the elimination of consultant fees for law firms, so professional fees were decreased.
TOTAL NON-OPERATING EXPENSES. Non-operating expenses for the six months ended June 30, 2008 totaled US$56,253 compared to US$28,580 for the six months ended June 30, 2007. This represented an increase of 97% due to the provision of surcharges relating to PRC business tax for the six months ended June 30, 2008.
PROVISION FOR INCOME TAXES. Income tax expenses for the six months ended June 30, 2008 were US$7,426 compared to US$0 for the six months ended June 30, 2007. This represents an increase of 100% due to the PRC operation’s turning from a loss to a profit.
NET LOSS AND TOTAL COMPREHENSIVE LOSS. The Company has recorded a net loss and total comprehensive loss of US$191,160 for the six months ended June 30, 2008, compared to a net loss and total comprehensive loss of US$170,657 for the six months ended June 30, 2007. This represented an increase in loss of US$20,503, due to business constriction as well as the increased provision for surcharges during the period.
LIQUIDITY AND CAPITAL RESOURCES

The Company has financed its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of June 30, 2008 and December 31, 2007 were US$288,057 and US$301,695, respectively.
Net cash (used in) provided by operating activities was US$(175,319) and US$2,832 for the six-month periods ended June 30, 2008 and 2007, respectively.
Net cash provided by (used in) investing activities was US$3,227 and US$(681) for the six-month periods ended June 30, 2008 and 2007, respectively, which is a result of proceeds from disposal of property, plant and equipment.
Net cash provided by (used in) financing activities was US$140,894 and US$(2,007) in the six-month periods ended June 30, 2008 and 2007, respectively. The positive cash flow is a result of the increased advances from related parties.
During the six-month period ended June 30, 2008, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the six-month period ended June 30, 2008, the Company had no material purchases of investments.
In addition to a loan to the Company made by Vivian Chu, a director and the Company’s Chief Financial Officer, Ms. Chu and other members of management have, from time to time, made unsecured, interest-free advances to the Company to provide working capital. The advances are repayable upon demand, however, the parties making the advances have indicated their intention not to demand repayment as long as the Company has negative working capital. See Note 3 to the Financial Statements above and “Related Party Transactions” below.
CRITICAL ACCOUNTING POLICIES
Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
Revenue recognition and valuation.
The Company generally recognizes asset management and related services income when persuasive evidence of an arrangement exists, services are rendered in accordance with the terms of agreements, the fee is fixed or determinable, and collectability is probable.
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
Related party transactions

We do not have any of the following:
●	Trading activities that include non-exchange traded contracts accounted for at fair value.

●	Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed herein.
Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,000. The loan bears interest at 23% per annum. The maturity date of the loan had been extended through June 30, 2008 and is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. At June 30, 2008, the balance of principal and interest on this loan was $145,443.
From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of June 30, 2008, the total outstanding advances were US$614,075.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to the Company.
The preparation of financial statements in conformity with accounting principles generally accepted in the US, or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. In recording transactions and balances resulting from business operations, the Company uses estimates based on the best information available for such items as depreciable lives. The Company revises the recorded estimates when better information is available, facts change or actual amounts can be determined. These revisions can affect operating results.
The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest 10-KSB, as filed with the Securities and Exchange Commission, which includes audited consolidated financial statements for the two fiscal years ended December 31, 2007.
ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are not exposed to a material level of market risk due to changes in interest rates, since we do not have outstanding debt instruments and are under fixed interest rate arrangements.
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
ITEM 4. CONTROLS AND PROCEDURES.
The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of June 30, 2008, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.
During the period ended June 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

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

Date: August 14, 2008	CHINAWE.COM INC.

(Registrant)

	By:	/s/ Man Keung Wai

Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Vivian Chu

Vivian Chu
Chief Financial Officer
(Principal Financial Officer)