Form 10-Q
period 2008-09-30
CHINAWE COM INC
filed 2008-11-14
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☐  No ☑
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 13, 2008

Common Stock, $.001 par value	43,800,000

CHINAWE.COM INC.

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Nine months ended September 30,
	Note	2008	2007	2008	2007
		US$	US$	US$	US$
OPERATING REVENUES
On-line services income		—	68	—	940
Asset management and related services		185,075	193,240	592,807	593,987

		185,075	193,308	592,807	594,927
Depreciation		(7,743)	(15,280)	(33,398)	(45,224)
Administrative and general expenses		(227,745)	(229,151)	(719,577)	(758,413)

LOSS FROM OPERATIONS		(50,413)	(51,123)	(160,168)	(208,710)

NON-OPERATING INCOME (EXPENSE)
Interest		(887)	(8,921)	(18,451)	(26,824)
Surcharge on taxes	8	(24,593)	(5,876)	(72,910)	(17,169)
Other income		628	298	10,256	914

LOSS BEFORE INCOME TAXES		(75,265)	(65,622)	(241,273)	(251,789)

Income tax expense	7	—	—	—	—

NET LOSS		(75,265)	(65,622)	(241,273)	(251,789)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation		1,047	(6,560)	(16,679)	8,950

COMPREHENSIVE LOSS		(74,218)	(72,182)	(257,952)	(242,839)

Basic and diluted net income per share of common stock		(0.002)	(0.002)	(0.006)	(0.006)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	September 30, 2008	December 31, 2007
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		382,868	301,695
Accounts receivable, net of allowance of doubtful account US$2,215 (2007: US$2,215)		—	2,365
Prepayments, deposits and other debtors		56,313	55,786

Total current assets		439,181	359,846

Property, plant and equipment, net	4	38,334	63,114

TOTAL ASSETS		477,515	422,960

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		253,620	310,161
Customer deposits received		202,417	153,995
Current portion of long-term debt	5	19,998	20,100
Due to related parties	6	851,234	624,071
Income tax payable	7	458,582	432,987
Surcharge on taxes	8	226,080	142,973

Total current liabilities		2,011,931	1,684,287

Long term liabilities:
Non-current portion of long-term debt	5	12,184	27,321

Contingencies and commitments	8
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(1,672,223)	(1,430,950)
Accumulated other comprehensive (loss) income		(4,125)	12,554

Total stockholders’ deficit		(1,546,600)	(1,288,648)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		477,515	422,960

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2008	2007
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(241,273)	(251,789)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	33,398	45,224
Gain on disposal on property, plant and equipment	(9,016)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,365	160,331
Prepayments, deposits and other debtors	2,093	378,561
Accrued expenses and other current liabilities	(69,077)	31,248
Customer deposits received	37,439	(219,988)
Surcharge on taxes	72,910	17,169
Income tax payable	(1,333)	(92,944)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(172,494)	67,812

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	9,141	—
Purchase of property, plant and equipment	(6,462)	(666)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	2,679	(666)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(15,136)	(17,646)
Advance from stockholders	391,181	66,398
Repayment to stockholders	(1,908)	(22,532)
Increase in loan from a director	(142,272)	3,661

NET CASH PROVIDED BY FINANCING ACTIVITIES	231,865	29,881

NET INCREASE IN CASH AND CASH EQUIVALENTS	62,050	97,027

Cash and cash equivalents, beginning of period	301,695	116,102
Effect of exchange rate changes	19,123	12,160

CASH AND CASH EQUIVALENTS, END OF PERIOD	382,868	225,289

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	18,451	26,675

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis Of Presentation
The accompanying financial statements present the financial position of the Company as of September 30, 2008 and December 31, 2007, and its results of operations for the three months and nine months ended September 30, 2008 and 2007 and cash flows for the nine months ended September 30, 2008 and 2007. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months and nine months ended September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.
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
Adoption and recently issued accounting pronouncements
In 2006, the Financial Accounting Standards Board (the “FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 157, “Fair Value Measurements” (“SFAS 157”), which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other existing accounting pronouncements that require or permit fair value measurement, the FASB having previously concluded in those accounting pronouncements that fair value is the relevant measurement attribute. Accordingly, SFAS 157 does not require any new fair value measurements. However, the application of this Statement has changed the current practice for fair value measurements. SFAS 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007, and interim periods within those fiscal years. The adoption of SFAS 157 did not have a material impact on the Company’s financial statements.
In February 2007, the FASB issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities” (“SFAS 159”), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This Statement is effective as of the beginning of a company’s first fiscal year after November 15, 2007. The Company has chosen not to elect the option.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
In December 2007, the FASB issued SFAS No. 141R, “Business Combinations” (“SFAS 141R”), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into on or after January 1, 2009. Adoption of this Statement by the Company is not expected to have a material effect on the Company’s financial statements.
In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements — An Amendment of ARB No. 51” (“SFAS 160”). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent’s ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. Adoption of this Statement by the Company is not expected to have a material effect on the Company’s financial statements.
In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities — An Amendment of SFAS No. 133” (“SFAS 161”). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. Adoption of this Statement by the Company is not expected to have a material effect on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to “AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.” The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company’s financial statements.
On September 12, 2008, the FASB issued FASB staff position No. 133-1 and FIN 45-4, “Disclosures about Credit Derivatives and Certain Guarantees: An amendment of FASB Statement No. 133 and FASB Interpretation No. 45; and Clarification of the Effective Date of FASB Statement No. 161” (“FSP 133-1”). FSP 13-1 expands the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. Adoption of these Statements by the Company is not expected to have a material effect on the Company’s financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
On October 10, 2008, the FASB issued FASB Staff Position No. FAS 157-3, “Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active” (“FSP 157-3”). FSP 157-3 clarifies the application of SFAS 157 in a market that is not active. In addition, the FASB also issued FASB Staff Position No. FAS 157-2, “Effective Date of FASB Statement No. 157”, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, until fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. Adoption of these Statements by the Company is not expected to have a material effect on the Company’s financial statements.
2. Organization
Chinawe.com Inc. (''Chinawe’’) was incorporated under the laws of the State of California. Chinawe’s principal business activity is providing professional asset management services relating to non-performing loans (''NPLs’’) in the People’s Republic of China (''PRC’’), as well as other consulting services through its subsidiaries in the PRC.
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
Chinawe Asset Management (PRC) Limited was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One Limited, a subsidiary of Citigroup Financial Products Inc., which accounted for 100% of the revenue from assets management and related services for the three months and nine months ended September 30, 2008 and 2007.
3. Going concern consideration
The Company’s financial statements for the period ended September 30, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2008, the Company had negative working capital and stockholders’ deficit of US$1,572,750 and US$1,546,600, respectively, which raise substantial doubt about its ability to continue as a going concern. In assessing the Company’s ability to operate as a going concern, the directors have considered the Company’s implementation of certain cost cutting measures such as reduction of staff costs, employee’s incentive fee and sub-servicer’s consultant fee as well as the cessation of charging interest on a loan from director with effect from July 1, 2008 as disclosed in note 6 to these financial statements. The Company has relied on the private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due them as long as the Company has negative working capital and have indicated to finance the Company in case for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would be able to raise additional capital finds to support its continuation. However it is uncertain as to how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that financing from them will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of
	September 30,	As of
	2008	December 31,
	(Unaudited)	2007
	US$	US$
Office equipment	10,742	10,379
Computer equipment	11,646	11,646
Leasehold improvement	62,934	57,446
Motor vehicles	107,424	130,087

Total Cost	192,746	209,558
Accumulated depreciation	(156,693)	(150,597)
Currency translation adjustment	2,281	4,153

Net	38,334	63,114

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$32,182 and US$47,421 outstanding as of September 30, 2008 and December 31, 2007, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$20,876 and US$27,761 as of September 30, 2008 and December 31, 2007, respectively, bearing interest at 3-5% per annum and is repayable in monthly installments of US$2,002 with the final installments due in 2010. Maturity of the debt is as follows:

	As of
	September 30,	As of
	2008	December 31,
	(Unaudited)	2007
	US$	US$
Within 1 year	23,901	24,023
Over 1 year but not exceeding 2 years	14,542	24,023
Over 2 years but not exceeding 3 years	—	8,610

	38,443	56,656
Less: Amount representing interest	(6,261)	(9,235)

Present value of net minimum lease payments	32,182	47,421

Current portion	19,998	20,100
Non-current portion	12,184	27,321

	32,182	47,421

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
6. Related party transactions
The balances with related parties are as follows:

		As of
		September 30, 2008	As of
	Note	(Unaudited)	December 31, 2007
		US$	US$
At cost:
Loan from a director, including interest	(a)	-	143,001
Advances from stockholders	(b)	851,234	481,070

		851,234	624,071

(a)	The amount due to the director was unsecured, interest bearing at 23% per annum and repayable on June 30, 2008. On July 1, 2008, the director assigned the amount due to her to a stockholder who is also a director of the Company. The stockholder has agreed not to demand repayment of this unsecured loan if such repayment would have a material adverse impact on the Company and no interest will be charged on the advance. Accordingly, the assigned amount is now included under “Advances from Stockholders”.

(b)	The amounts due are unsecured, non-interest bearing and repayable on demand.
7. Income taxes
It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the US. Accordingly, no US corporate income taxes are provided for in these financial statements.
The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.
Under the current laws of the British Virgin Islands (the ''BVI’’), dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% and 17.5% for the three months and nine months ended September 30, 2008 and 2007, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% and 33% for the three months and nine months ended September 30, 2008 and 2007, respectively.
No income taxes have been provided for the subsidiaries in Hong Kong and the PRC as they have incurred losses for taxation purposes during the three months and nine months period ended 30 September 2008 and 2007.
As required in FASB Interpretation No. 48, ''Accounting for Uncertainty in Income Taxes — an interpretation of FASB Statement No. 109’’ (''FIN 48’’), the Company has analyzed its filing positions in all of the federal, state and foreign jurisdictions where it is required to file income tax returns. As of September 30, 2008, the Company has identified the following jurisdictions as major tax jurisdictions, as defined, in which it is required to file income tax returns: United States; Hong Kong and PRC and has concluded that there are no significant uncertain tax positions requiring recognition in its consolidated financial statements except as disclosed in note 8 to these financial statements. Based on a review of tax positions for all open years, no reserves for uncertain income tax positions have been recorded pursuant to FIN 48 during the three months and nine months ended September 30, 2008 and 2007, and the Company does not anticipate that it is

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
reasonably possible that any material increase or decrease in its unrecognized tax benefits will occur within twelve months.
As of September 30, 2008 and December 31, 2007, the Company had no unrecognized tax benefits or unaccrual of potential payment or surcharge. Further details concerning contingencies in respect of potential penalties is set out in note 8 to these financial statements.
8. Contingencies
One of the subsidiaries in the PRC is subject to the PRC enterprise income tax and business tax. However, the Company in previous years only submitted tax returns and made payments for a portion of the total tax liabilities, which was not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.
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
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of September 30, 2008, no awards have been made under the Plan.

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
Overview — Results of Operations

The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three months ended September 30,		Nine months ended September 30,
	2008	2007	2008	2007
Operating revenues	100	100	100	100%

Total operating expenses	(127)	(126)	(127)	(135)%

Operating loss	(27)	(26)	(27)	(35)%

Loss before income taxes	(41)	(34)	(41)	(42)%

Income expense	—	—	—	—

Net loss	(41)	(34)	(41)	(42)%
THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the three months ended September 30, 2008 totaled US$185,075 compared to US$193,308 for the three months ended September 30, 2007. This represents a decrease of 4.3% mainly due to the decrease in the scale of business. As the Company has successfully recovered a majority portion of the non-performing loans (“NPLs”) under two of the Company’s portfolios in Huizhou and Shanwei in the People’s Republic of China (“PRC”), revenue from the recovery of NPLs has started to diminish while the Company has not generated new business in this field.
OPERATING EXPENSES. The Company’s operating expenses totaled US$235,488, or 127% of operating revenues, for the three months ended September 30, 2008, compared to US$244,431, or 126% of operating revenues, for the three months ended September 30, 2007. This represents a decrease of US$8,943 or 3.6% mainly due to the reduction in professional fees paid during this period.
NET NON-OPERATING EXPENSES. Total non-operating expenses for the three months ended September 30, 2008 totaled US$24,852 compared to US$14,499 for the three months ended September 30, 2007. This represents an increase of 71.4% mainly due to the increase in the provision for surcharge relating to PRC business tax for the three months ended September 30, 2008.
PROVISION FOR INCOME TAXES. No income tax expense for the three months ended September 30, 2008 and 2007 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

NET LOSS. The Company recorded a net loss of US$75,265 for the three months ended September 30, 2008, compared to a net loss of US$65,622 for the three months ended September 30, 2007. This represents an increased loss of US$9,643 due to business constriction as well as the increased provision for surcharge during the period.
NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2007 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the nine months ended September 30, 2008 totaled US$592,807 compared to US$594,927 for the three months ended September 30, 2007. This represents a decrease of 0.36% mainly due to the decrease in the scale of business. As the Company has successfully recovered a majority portion of the NPLs under two of the Company’s portfolios in Huizhou and Shanwei in the PRC, revenue from the recovery of NPLs has started to diminish while the Company has not generated new business in this field.
OPERATING EXPENSES. The Company’s operating expenses totaled US$752,975, or 127% of operating revenues, for the nine months ended September 30, 2008, compared to US$803,637, or 137% of operating revenues, for the nine months ended September 30, 2007. This represents a decrease of US$50,662 or 6.3% mainly due to the reduction in professional fees paid during this period.
NET NON-OPERATING EXPENSES. Total non-operating expenses for the nine months ended September 30, 2008 totaled US$81,105 compared to US$43,079 for the nine months ended September 30, 2007. The increase was mainly due to the increase in the provision for surcharge relating to PRC business tax for the nine months ended September 30, 2008.
PROVISION FOR INCOME TAXES. No income tax expense for the nine months ended September 30, 2008 and 2007 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS. The Company recorded a net loss of US$241,273 for the nine months ended September 30, 2008, compared to a net loss of US$251,789 for the nine months ended September 30, 2007. This represents a decreased loss of US$10,516 as a result of the cost-saving plans implemented throughout the period.
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of September 30, 2008 and September 30, 2007 were US$382,869 and US$225,289, respectively.
Net cash (used in) provided by operating activities was US$ (172,494) and US$67,812 for the nine months ended September 30, 2008 and 2007, respectively.
Net cash provided by (used in) investing activities was US$2,679 and US$(666) for the nine months ended September 30, 2008 and 2007, respectively, which is a result of proceeds from disposal of property, plant and equipment.

Net cash provided by financing activities was US$231,865 and US$29,881 for the nine months ended September 30, 2008 and 2007, respectively. The positive cash flow is a result of the advances from stockholders.
During the nine months ended September 30, 2008, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the nine months ended September 30, 2008, the Company made no material purchases or investments.
CRITICAL ACCOUNTING POLICIES
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
Vivian Chu, a director and the Company’s Chief Financial Officer, made an unsecured loan to the Company in 2003 in an original principal amount of US$154,000. The loan bore interest at 23% per annum. The loan is now the obligation of Chinawe Asset Management Limited, a wholly-owned subsidiary of the Company. On July 1, 2008, Ms. Chu assigned the amount due to her to Man Keung Alan Wai, the Chief Executive

Officer and President and a director of the Company. Mr. Wai has agreed not to demand repayment of this unsecured loan if such repayment would have a material adverse impact on the Company and no interest will be charged on the advance. Accordingly, the assigned amount is now included under “Advances from Stockholders”. At July 1, 2008, the balance of principal and interest on this loan was $145,443.
From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of September 30, 2008, the total outstanding advances, including the reclassified loan, were US$851,234.
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
However, as our asset management business is carried out more and more comprehensively, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in the PRC. Laws, regulations and policies are insufficient to protect asset owners. As an asset management service provider, we can only ensure due professional care.
The Chinese central government imposes control over its foreign currency reserves through control over imports and through direct regulation of the conversion of its national currency into foreign currencies. As a result, the RMB is not freely convertible into foreign currencies.
The PRC subsidiary conducts substantially all of its business in the PRC, and its financial performance and condition is measured in terms of Renminbi (“RMB”). The revenues and profits of the subsidiary are predominantly denominated in RMB, and will have to be converted to pay dividends to the Company in US Dollars or Hong Kong Dollars. Despite the recent appreciation of the RMB, should the RMB devalue against these currencies, such devaluation would have a material adverse effect on the Company’s profits and the foreign currency equivalent of such profits repatriated by the PRC subsidiary to the Company. The Company currently is not able to hedge its exchange rate exposure in the PRC because neither the banks in the PRC nor any other financial institution authorized to engage in foreign exchange transactions offer forward exchange contracts.
Item 4. Controls And Procedures.
The Chief Executive Officer and Chief Financial Officer (the principal executive officer and principal financial officer, respectively) of the Company have concluded, based on their evaluation as of September 30, 2008, that the design and operation of the Company’s “disclosure controls and procedures” (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended (“Exchange Act”)) are, to the best of their knowledge, effective to ensure that information required to be disclosed in the reports filed or submitted by the Company under the Exchange Act is accumulated, recorded, processed, summarized and reported to the Company’s management, including the Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding whether or not disclosure is required.

During the period ended September 30, 2008, there were no changes in the internal controls of the Company over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) that have materially affected, or are reasonably likely to materially affect, the internal controls of the Company over financial reporting.

PART II — OTHER INFORMATION
ITEM 6 — Exhibits

10.4	Amended and Restated Loan Agreement dated as of July 1, 2008 by and between Man Keung Alan Wai and Chinawe Asset Management Limited

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2008	CHINAWE.COM INC. (Registrant)
	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Vivian Chu
Vivian Chu
Chief Financial Officer (Principal Financial Officer)