Form 10-K
period 2008-12-31
CHINAWE COM INC
filed 2009-04-15
CIK 1043222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2008
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from                      to
Commission file number: 000-29169
Chinawe.com Inc.
(Exact name of registrant as specified in its charter)

California	95-462728
(State or other jurisdiction of	(I.R.S. Employer Identification No.)
incorporation or organization)
Room 1304-05, Dongbao Tower
767 Dongfeng Road East
Guangzhou, China 510600
(Address of principal executive offices) (Zip Code)
Registrant’s telephone number, including area code: (8620) 3821-0119
Securities registered pursuant to Section 12(b) of the Act:
None

Securities registered pursuant to Section 12(g) of the Act:
Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one).

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The aggregate market value of the voting common equity held by non-affiliates (computed by reference to the closing price of such common equity) on June 30, 2008 was approximately $717,837.
As of April 13, 2009, there were 43,800,000 shares of Common Stock, $0.001 per share par value, outstanding.
DOCUMENTS INCORPORATED BY REFERENCE
None.

PART I
Item 1. Business.
Chinawe.com Inc. (the “Company”, “Chinawe” or “we”), formerly known as Neo Modern Entertainment Corp., was formed pursuant to the corporation laws of the State of California on March 19, 1997.
Recent Developments.
Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans (“NPL” or “NPLs”) in the People’s Republic of China (“PRC”). The Company is in the process of terminating its employees and closing its offices. The Company is currently seeking one or more new lines of business that it can enter into. The Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of the new line of business. Management of the Company currently intends to continue to fund the expenses of the Company until a new line of business has been identified. See “Risk Factors” and “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”
Through March 27, 2009, Chinawe’s principal business was the provision of professional management services relating to NPLs in the PRC. The Company’s professional service platform provided a comprehensive solutions to NPL assets, either by expediting ownership transactions between the portfolio owners and their purchasers, or by negotiating with the relevant debtors to facilitate financial restructurings.
On February 24, 2009, Huizhou One Limited (“Huizhou”), an indirect subsidiary of Citigroup Inc., notified Chinawe Asset Management (PRC) Limited (“CAM”), a wholly owned subsidiary of the Company, that it was terminating the Master Consulting Agreement, dated September 22, 2005 and the Amendment Letter, dated May 28, 2007, between Huizhou and CAM, effective March 26, 2009. On March 20, 2009, Huizhou notified CAM that it was terminating the Master Asset Consulting Agreement dated April 20, 2005 and the Amendment Letters dated November 2, 2005, November 1, 2006 and March 18, 2008 between Huizhou and CAM, effective March 27, 2009.
Huizhou had retained CAM, pursuant to the Master Consulting Agreements, to manage portfolios of NPLs in the PRC owned by Huizhou. In each case, the agreements were terminated by Huizhou pursuant to provisions allowing termination at the convenience of Huizhou. Prior to such terminations, CAM managed the portfolio of NPLs owned by Huizhou pursuant to the Master Consulting Agreements, as discussed in the Company’s prior Annual Reports on Form 10-KSB as filed with the Securities and Exchange Commission (“SEC”).
The Company had 24 employees as of December 31, 2008.
The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is in the process of preparing the relevant reports and expects to be back in good standing shortly. The Company believes that the amount of taxes and penalties owed will not be material to the financial statements.
Item 1A. Risk Factors.
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

RISK RELATED TO OUR BUSINESS
THE COMPANY CURRENTLY HAS NO OPERATING BUSINESS
The Company is currently seeking one or more lines of business that it can enter into. The Company, however, has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that it will be successful in operating any such new business. If we do not successfully address these risks and uncertainties, our financial condition will be materially adversely affected and the Company may have to dissolve.
WE WILL REQUIRE FUNDS TO FINANCE ENTRY INTO A NEW LINE OF BUSINESS
We will need financing to enter into a new line of business. We may seek to obtain such funds through sales of equity and/or debt, or other external financing in order to fund any new operations. We cannot assure that any capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute any new business plan and our business will be materially and adversely affected. Management has in the past advanced funds to the Company to continue its operations. Although management has indicated that it will continue to fund the Company while the Company searches for a new line of business, there can be no assurance that management will continue to so fund the Company until a new line of business is located.

RISKS RELATING TO OUR STOCK
POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD
Our common stock is listed on the electronic bulletin board of the over-the-counter market. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the electronic bulletin board or any other market or exchange as the approval to re-list the common stock is subject to review by applicable self-regulatory authorities.
BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS
The SEC has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock presently is a “penny stock”. Because our stock is a “penny stock”, it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the Common Stock will trade for $5.00 or more per share, or if so, when.
Although we desire to list the Common Stock on the NASDAQ Capital Market and intend to apply for a listing at such time as we meet the listing criteria, there can be no assurance that we will ever qualify.
Absent NASDAQ Capital Market or other NASDAQ or stock exchange listing, trading, if any, in common stock will, as it presently is, continue on the “OTC Bulletin Board” administered by the Financial Industry Regulatory Authority, Inc., or “FINRA”. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Common Stock.
CURRENTLY WE HAVE NO INTENTION TO PAY DIVIDENDS
We have never paid any cash dividends on our Common Stock. We currently intend to retain all future earnings, if any, for use in our business and do not expect to pay any dividends in the foreseeable future.
Item 1B. Unresolved Staff Comments.
Not applicable.

Item 2. Properties.
The Company’s headquarters occupy approximately 189 square meters at Dongbao Building, #767 Dongfeng Road East, Guangzhou, the provincial capital of Guangdong, China under a lease which expired on April 9, 2009. The rental amount, along with administrative charge, was approximately $1,198 per month. The Company also had a branch office in Hong Kong. There were two additional branch offices located in Foshan and Huizhou, two major cities of Guangdong province. The leases for these two offices terminated on January 31, 2009 and March 31, 2009, respectively. The Foshan office occupied 201 square meters and the Huizhou office occupied 260 square meters, and their monthly rental amounts and administrative charges were $1,173 and $311, respectively. In light of the Company’s ceasing to service NPLs as of March 27, 2009, none of the leases for these properties were renewed.
Item 3. Legal Proceedings.
We are not engaged in any litigation or governmental proceedings.
Item 4. Submission of Matters to a Vote of Security Holders.
No matters were submitted to a vote of security holders during the year ended December 31, 2008.

PART II
Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information:
(a) Our shares of common stock, par value $.001 per share (“Common Stock”), presently are traded on the OTC Bulletin Board under the symbol “CHWE”.
The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years.

	High	Low
2008
January 1, 2008 – March 31, 2008	.08	.03
April 1, 2008 – June 30, 2008	.04	.02
July 1, 2008 – September 30, 2008	.04	.01
October 1, 2008 – December 31, 2008	.01	.00

2007
January 1, 2007 – March 31, 2007	.12	.08
April 1, 2007 – June 30, 2007	.10	.08
July 1, 2007 – September 30, 2007	.08	.06
October 1, 2007 – December 31, 2007	.22	.04
The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
On March 10, 2009, the last day the Common Stock traded, the Common Stock was quoted at $.002 per share.
(b) As of April 13, 2009, the Company had 43,800,000 shares of Common Stock outstanding and 80 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.
(c) We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Directors intend to declare cash dividends on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.
Item 6. Selected Financial Data.
Not Applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this document.
Overview — Results of Operations
The Company’s financial statements for the twelve months ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the twelve months ended December 31, 2008, the Company reported a net loss of US$397,508 and as of December 31, 2008 had a negative working capital and stockholders’ deficit of US$1,710,449 and US$1,704,930, respectively.
Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. The Company has terminated its employees and closed down its offices. The Company is currently seeking one or more new lines of business that it can enter into. The Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. Management of the Company currently intends to continue to fund the expenses of the Company until a new line of business has been identified. “See Risk Factors.”
Year ended December 31, 2008 compared to the year ended December 31, 2007
Revenues. Revenue for the twelve months ended December 31, 2008 was US$745,425 as compared to that of US$831,627 for the twelve months ended December 31, 2007, a decrease of 10.37%. As the Company has successfully recovered a majority portion of the NPLs under two of the Company’s portfolios in Huizhou and Shanwei in the PRC in previous years, revenue from the recovery of NPLs has started to diminish while the Company has not generated new business in this field.
Expenses. Administrative and general expenses for the twelve months ended December 31, 2008 were US$976,434, decreased by 7.66% as compared to US$1,057,431, for the twelve months ended December 31, 2007.
The decrease in professional fee paid to asset management consultants and decrease in salary paid to employees were the main reasons for the total decrease of US$80,997 for the year ended December 31, 2008 compared to the year ended December 31, 2007.
Taxation. No income tax expense for the twelve months ended December 31, 2008 was incurred because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.
As a consequence of the foregoing, we had a loss from operations for the twelve months ended December 31, 2008 of US$290,046 as compared to a loss from operations of US$285,865 for the twelve months ended December 31, 2007. The net loss for the twelve months ended December 31, 2008 was US$397,508, as compared to a net loss of US$402,589 for the twelve months ended December 31, 2007.

Fluctuations in Quarterly Results
We incurred operating losses since inception, only achieving profitability in 2004 and 2005.but reverting to a net loss again in 2006 and thereafter. We believe that future operating results will be subject to quarterly fluctuations due to a variety of factors, including, but not limited to:
•	Government regulation;

•	Pricing policies of competitors; and

•	The amount and timing of operating costs and capital expenditures relating to entry into a new line of business and infrastructure.
In addition to the factors set forth above, the Company’s operating results will be impacted by the extent to which the Company incurs non-cash charges associated with stock-based arrangements with employees and non-employees, if such arrangements are entered into.
Liquidity and Capital Resources
The Company’s financial statements for the twelve months ended December 31, 2008 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the twelve months ended December 31, 2008, the Company reported a net loss of US$397,508 and as of December 31, 2008 had a negative working capital and a stockholders’ deficit of US$1,710,449 and US$1,704,930, respectively. The Company has relied on the private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand for repayment of amount due to them as long as the Company has negative working capital and have indicated to finance the Company in case for a “reasonable” period of time for the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital funds to support its continuation. However it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from them will be continued. There can be no assurance that the Company will be able to obtain financing adequate to enter into a new line of business. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties. See “Risk Factors.”
Item 7A. Quantitative and Qualitative Disclosures about Market Risk.
We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding long term liabilities are mostly loans from a director or other related parties, which are unsecured and interest rate fixed or interest-free. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives. Management has continuously paid great attention to the financial leverage in business development and interest expenses in operations.
If we enter into a new line of business in the PRC, we may be exposed to a material level of market risk due to undeveloped financial and credit systems in China. These include risks associated with the political and economic environment, foreign currency exchange and the legal system, on which our business has strong reliance. The legal system of PRC differs significantly from those of the industrialized nations. Laws, regulations and policies in China are insufficient to protect asset owners. Some policies by the PRC government in the future could have a significant adverse effect on our business development in China.
Prior to the quarter ended September 30, 2005, we derived a significant portion of revenues in the form of USD. From October 2005 onwards, however, we derived a significant portion of revenues in the form of Chinese RMB. Therefore we may be exposed to significant currency risks between the RMB and major foreign currencies in the future. Previously, because the RMB was effectively pegged to the U.S. dollar, during the fiscal years ended December 31, 2004 and December 31, 2003, it was not significantly important for the Company to engage in hedging activities to mitigate the impact of changes in foreign exchange rates. However, on July 21, 2005, the RMB was revalued from 8.28 to 8.11 for US$1 following the removal of the peg to the US dollar. The People’s Bank of China also announced that the RMB would be pegged to a basket of foreign currencies, rather then being strictly tied to the US dollar. This quotation of exchange rates does not imply free convertibility of RMB to other foreign currencies. All foreign exchange transactions continue to take place either through the Bank of China or other banks authorized to buy and sell foreign currencies at the exchange rate quoted by the People’s Bank of China. This revaluation is favorable for us and in 2008, the RMB was appreciated to 6.8 and currently we do not apply any hedging activities. In the future management may use foreign currency forward exchange contracts as a vehicle for hedging purposes if the PRC completely adopts a floating system and our management determines that the volatility of currency risks is material to the Company’s operations and financial performance. In this case we will disclose these activities in compliance with Statement of Financial Accounting Standards No. 133 “Accounting for Derivative Investments and Hedging Activity”.

Critical Accounting Policies and Estimates
Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
Revenue Recognition. The Company generally recognized assets management and related services income, as well as online subscription and service income when persuasive evidence of an arrangement existed, services were rendered, the fee was fixed or determinable, and collectability was probable.
The online service was terminated in the year of 2007.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.
Item 8. Financial Statements and Supplementary Data.
The financial statements required by this Item are set forth at the pages indicated in Item 13 in this Report.
Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.
Not applicable.
Item 9A(T). Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

(b) Internal Control over Financial Reporting
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2008. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.
Item 9B. Other Information.
Not applicable.

PART III
Item 10. Directors, Executive Officers and Corporate Governance.
Management
The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title

Man Keung Alan Wai	48	Chairman of the Board, Chief Executive Officer, and President
Man Ying Ken Wai	43	Vice President, Director
Barry Yiu	48	Vice President, Director
Vivian Wai Wa Chu	38	Chief Financial Officer, Secretary and Director
The following is a brief account of the business experience of the above mentioned individuals. References to “our Company” and “since its incorporation” in the following description refer to Gonet Associates Limited and affiliates and not Neo Modern Entertainment Corp. (“Neo Modern”) as it existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.
Mr. Wai, Man Keung Alan — Chairman, Chief Executive Officer and President
Mr. Wai, Man Keung Alan, is the founder of the Company, and the Chairman, Chief Executive Officer and President since its incorporation. He is responsible for identifying business opportunities, overall strategic planning and development of the Company. Under his leadership and management, the Company has grown and expanded quickly in Hong Kong and China. Mr. Wai has over 15 years of entrepreneur experience in business development and administration prior to founding Welcon Info-Tech in Hong Kong in 1997.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors and owners of greater than 10% of the Company’s common stock engaged in any transactions in the Company’s common stock during the fiscal year ended December 31, 2008.
Code of Ethics
The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company filed a copy of this Code of Ethics as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended December 31, 2003.
Audit Committee Financial Expert.
The Company does not have a standing Audit Committee and, accordingly, does not have an “Audit Committee Financial Expert” within the meaning of the rules and regulations of the SEC.

Item 11. Executive Compensation.
Compensation Discussion and Analysis
The Company maintains a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:
•	Recruiting and retaining talented leadership.

•	Implementing measurable performance targets.

•	Correlating compensation directly with shareowner value.

•	Emphasizing performance based compensation, progressively weighted with seniority level.

•	Adherence to high ethical, safety and leadership standards.
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
The Company paid aggregate compensation of $52,645 (which includes a $3,097 mandatory pension contribution) to the Chief Executive Officer in each of 2007 and 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information as of April 13, 2008, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

	Percent of Outstanding
Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Shares of Class Owned

Gonet Associates Ltd	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Vivian Wai Wa Chu	0		0
Charter One Investments Limited(4)	3,800,000		8.7
All officers and directors as a group (4 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Guangzhou, China.

(2)	Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.

(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.
The following table sets forth information as of December 31, 2008 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
Plan category	warrants and rights	warrants and rights	reflected in column (a))
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	5,000,000

Total	0	N/A	5,000,000
On July 25, 2001, the Board of Directors adopted the 2001 Restricted Stock Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth of the Company by making awards of Common Stock to key employees and directors of the Company or its subsidiaries.
The Plan is administered by the Board of Directors (the “Board”). The Board is authorized, subject to the provisions of the Plan, to (i) select the participants; (ii) determine the number of shares of Common Stock to be awarded to each of the participants and the terms and conditions on which such awards will be made; (iii) establish from time to time regulations for the administration of the Plan; (iv) interpret the Plan; and (v) make all determinations deemed necessary or advisable for the administration of the Plan.
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
At the expiration of a restricted period, the Company will deliver to the participant (or his legal representatives, beneficiaries or heirs) the certificates of Common Stock held by the Company for which such restricted period has terminated.
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
Item 13. Certain Relationships and Related Transactions, and Director Independence.
From time to time members of management or affiliates thereof have made unsecured, interest-free advances to the Company to provide working capital. As of December 31, 2008, the total outstanding advances were US$920,193. During the year the Company received aggregate advances of US$321,024 and repaid aggregate advances of US$8,498.
The followings chart shows advances and repayments made in the year ending December 31, 2008:

Name	Advances made	Repayment made	Balance
	$	$	$
Gonet Associates Ltd. (1)	—	743	293,604
Man Keung Alan Wai	315,347	7,497	573,959
Man Ying Ken Wai	—	—	31,546
Vivian Wai Wa Chu	5,677	258	10,903

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.
The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai, Barry Yiu and Vivian Wai Wa Chu. None of such directors are ''independent’’ as such term is defined in the Marketplace Rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.
Audit Fees.
The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for professional services rendered by Mazars CPA Limited and Moores Rowland Mazars for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $49,355 and $37,824, respectively.
Audit-Related Fees.
The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for assurance and related services rendered by Mazars CPA Limited and Moores Rowland Mazars were US$0 and US$0, respectively.
Tax Fees.
The aggregate fees billed for the fiscal years ended December 31, 2008 and 2007 for services rendered by Mazars CPA Limited and Moores Rowland Mazars in connection with the preparation of our tax returns were $0 and $0, respectively.
All Other Fees.
Neither Mazars CPA Limited nor Moores Rowland Mazars provided any other services to the Company in either of the fiscal years ended December 31, 2008 and December 31, 2007.
PART IV
Item 15. Exhibits and Financial Statement Schedules.
Documents filed as part of this Report:
1. Financial Statements of Chinawe.com Inc.:

2. Exhibits and Index:

Exhibit
No.		Description

3.	(i)	Articles of Incorporation (1)

3.	(ii)	By-Laws (1)

3.	(iii)	Merger Agreement & Plan of Reorganization dated as of October 17, 2000 (2)

10.1		Chinawe.com Inc. 2001 Restricted Stock Plan (3)

10.2		Services Agreement dated April 29, 2005, by and between Citigroup Financial Products Inc. and Chinawe.com Inc. (4)

10.3		Asset Consulting Agreement, dated as of April 20, 2005, by and between Huizhou One Limited and Chinawe Asset Management (PRC) Limited (5)

10.4		Amended and Restated Loan Agreement dated as of July 1, 2008 by and between Man Keung Alan Wai and Chinawe Asset Management Limited (7)

10.5		Letter, dated February 24, 2009, from Huizhou One Limited to Chinawe Asset Management (PRC) Limited (8)

10.6		Letter, dated March 20, 2009, from Huizhou One Limited to Chinawe Asset Management (PRC) Limited (8)

14		Code of Ethics (6)

21		Subsidiaries

23.1		Consent of Mazars CPA Limited

31.1		Rule 13a-14(a)/15d-14(a) Certification

31.2		Rule 13a-14(a)/15d-14(a) Certification

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000, and hereby incorporated by reference herein.

2	Filed as an exhibit to our Company’s Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001, and hereby incorporated by reference herein.

3	Filed as an exhibit to our Company’s Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001, and hereby incorporated by reference herein.

4	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 23, 2005, and hereby incorporated by reference herein.

5	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 23, 2005, and hereby incorporated by reference herein.

6	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005, and hereby incorporated by reference herein.

7	Filed as an exhibit to our Company’s Quarterly Report on Form 10-Q, as filed with the Securities and Exchange Commission on November 14, 2008, and hereby incorporated by reference herein.

8	Filed as an exhibit to our Company’s current Report on Form 8-K, as filed with the Securities and Exchange Commission on April 10, 2009, and hereby incorporated by reference herein.

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2008 and 2007

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
CHINAWE.COM INC.
We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2008 and 2007 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years in the two-year period ended December 31, 2008 and 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and 2007 and the results of its operations and its cash flows for each of the years in the two-year period ended December 2008 and 2007, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company had negative working capital and stockholders’ deficit as of December 31, 2008 of US$1,710,449 and US$1,704,930, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
As discussed in Note 12 to the financial statements, on February 24 and March 20, 2009, the Company received termination notices from its sole customer which resulted in a subsequent discontinuance of the Company’s entire operations. Management’s estimation of the financial impact in respect of the discontinued operations has been disclosed in the note thereto.

/s/ Mazars CPA Limited Certified Public Accountants
Hong Kong
April 15, 2009

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

					Pro forma —
					discontinued
					operations
					(see note 12)
					Year ended
			Year ended December 31,		December 31,
	Note		2008	2007	2008
					(Unaudited)
			US$	US$	US$
OPERATING REVENUES
On-line services income			—	968	—
Asset management and related services			745,425	830,659	745,425

			745,425	831,627	745,425
Depreciation of property, plant and equipment			(41,155)	(60,061)	(41,155)
Impairment loss on property, plant and equipment			(17,882)	—	(17,882)
Administrative and general expenses			(976,434)	(1,057,431)	(976,434)

LOSS FROM OPERATIONS			(290,046)	(285,865)	(290,046)

NON-OPERATING INCOME (EXPENSE)
Other income			12,594	1,342	12,594
Interest			(19,526)	(35,676)	(19,526)
Surcharge on taxes	9		(100,530)	(82,390)	(100,530)
Provision for contract termination costs			—	—	(151,651)

LOSS BEFORE INCOME TAXES			(397,508)	(402,589)	(549,159)

Income tax expense	5		—	—	—

NET LOSS	12		(397,508)	(402,589)	(549,159)

OTHER COMPREHENSIVE (LOSS) INCOME
Foreign currency translation			(18,774)	14,874	(18,774)

COMPREHENSIVE LOSS			(416,282)	(387,715)	(567,933)

Basic and diluted net loss per share of common stock	2	(j)	(0.0091)	(0.0092)	(0.013)

Weighted average number of shares of common stock outstanding			43,800,000	43,800,000	43,800,000

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED BALANCE SHEETS

				Pro forma
				(see note 12)
		As of December 31,		December 31,
	Note	2008	2007	2008
				(Unaudited)
		US$	US$	US$
ASSETS
Current assets:
Cash and cash equivalents		339,538	301,695	339,538
Accounts receivables, net of allowance for doubtful accounts of US$nil (2007: US$2,215)		—	2,365	—
Prepayments, deposits and other debtors		30,419	55,786	30,419

Total current assets		369,957	359,846	369,957

Property, plant and equipment, net	3	12,741	63,114	12,741

TOTAL ASSETS		382,698	422,960	382,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		294,208	310,161	445,859
Customer deposits received		134,952	153,995	134,952
Current portion of long-term debt	4	20,100	20,100	20,100
Due to related parties	6	920,193	624,071	920,193
Income tax payable		457,618	432,987	457,618
Surcharge on taxes		253,335	142,973	253,335

Total current liabilities	12	2,080,406	1,684,287	2,232,057

Long-term liabilities:
Non-current portion of long-term debt	4	7,222	27,321	7,222

Contingencies and commitments	9

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800	43,800
Capital in excess of par		85,948	85,948	85,948
Accumulated losses		(1,828,458)	(1,430,950)	(1,980,109)
Accumulated other comprehensive (loss) income		(6,220)	12,554	(6,220)

Total stockholders’ deficit		(1,704,930)	(1,288,648)	(1,856,581)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		382,698	422,960	382,698

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Capital		other	Total
	Number		in excess	Accumulated	comprehensive	Stockholders’
	of shares	Amount	of par	losses	(loss) income	deficit
		US$	US$	US$	US$	US$

Balance as of January 1, 2007	43,800,000	43,800	85,948	(1,028,361)	(2,320)	(900,933)

Comprehensive (loss) income:
Net loss for the year	—	—	—	(402,589)	—	(402,589)

Currency translation adjustment	—	—	—	—	14,874	14,874

Total comprehensive loss						(387,715)

Balance as of December 31, 2007	43,800,000	43,800	85,948	(1,430,950)	12,554	(1,288,648)

Comprehensive loss:
Net loss for the year	—	—	—	(397,508)	—	(397,508)

Currency translation adjustment	—	—	—	—	(18,774)	(18,774)

Total comprehensive loss						(416,282)

Balance as of December 31, 2008	43,800,000	43,800	85,948	(1,828,458)	(6,220)	(1,704,930)

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2008	2007
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(397,508)	(402,589)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation of property, plant and equipment	41,155	60,061
Impairment loss on property, plant and equipment	17,882	—
Gain on disposal of property, plant and equipment	(11,634)	—
Changes in operating assets and liabilities:
Accounts receivable, net	2,365	154,265
Prepayments, deposits and other debtors	27,981	357,272
Customer deposits received	(29,633)	(206,524)
Accrued expenses and other current liabilities	(28,294)	85,768
Surcharge on taxes	100,530	86,301
Income tax payable	(1,332)	(63,770)

NET CASH (USED IN) PROVIDED BY OPERATING ACTIVITIES	(278,488)	70,784

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	11,759	—
Purchase of property, plant and equipment	(6,447)	(684)

NET CASH PROVIDED BY (USED IN) INVESTING ACTIVITIES	5,312	(684)

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(20,099)	(22,681)
Advance from related parties	321,024	149,103
Repayment to related parties	(8,498)	(22,543)
Loan from a director	—	5,278

NET CASH PROVIDED BY FINANCING ACTIVITIES	292,427	109,157

NET INCREASE IN CASH AND CASH EQUIVALENTS	19,251	179,257
Cash and cash equivalents, beginning of period	301,695	116,102
Effect of exchange rate changes	18,592	6,336

CASH AND CASH EQUIVALENTS, END OF PERIOD	339,538	301,695

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	19,526	35,676

NON-CASH TRANSACTION
Purchase of property, plant and equipment through a capital lease arrangement	—	30,968
Assignment of amount due to a director to a stockholder (see note 6(a))	143,001	—

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
NOTES TO AND FORMING PART OF THE CONSOLIDATED FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity is providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services.
The consolidated financial statements include the accounts of Chinawe and the following subsidiaries (collectively referred to as the “Company”):
Officeway Technology Limited; a company incorporated in the British Virgin Islands in December 1999, which was formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (“CAM (HK)”).
CAM (HK); a company incorporated in Hong Kong in June 1997, which is an investment holding company.
Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under services agreements with Huizhou One Limited (“HOL”), a subsidiary of Citigroup Financial Products Inc. (“CFP”)., which accounted for 100% of the revenue from assets management and related services for the years ended December 31, 2008 and 2007.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of accounting
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US”). The financial statements are presented in US dollars.
(b) Going concern considerations
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2008, the Company had negative working capital and stockholders’ deficit of US$1,710,449 and US$1,704,930, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on the private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand for repayment of amounts due to them as long as the Company has negative working capital and have indicated to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital funds to support its continuation. However, it is uncertain as for how long or to what extent such a period of time would be “reasonable”, and there can be no assurance that the financing from them will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
(c) Principles of consolidation
The financial statements include the accounts of Chinawe and its subsidiaries. All material inter-company balances and transactions have been eliminated in consolidation.
(d) Cash and cash equivalents

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
The Company considers all highly liquid investments purchased with an original maturity of three months or less that are readily convertible into a known amount of cash to be cash equivalents.
(e) Property, plant and equipment
Property, plant and equipment are stated at cost less accumulated depreciation and accumulated impairment losses.
Depreciation is calculated on a straight-line basis to write off the cost of each asset using annual percentage rates as follows:

Office equipment	30%
Computer equipment	30%
Leasehold improvements	20%
Motor vehicles	30%
(f) Accounting for the impairment of long-lived assets
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Determination of recoverability of assets to be held and used is by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverable amount of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(g) Revenue recognition
The Company generally recognizes online subscription and service income and assets management and related services income when persuasive evidence of an arrangement exists, services are rendered, the fee is fixed or determinable, and collectability is probable.
The online service was terminated in the year of 2008.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(j) Earnings (Loss) per share of common stock
Basic earnings (loss) per share is based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2008 or 2007.
(k) Foreign currency translation
The Company’s functional currency is Renminbi, which is the currency of the primary economic environment in which the Company operates. For group reporting purposes, the amounts shown in the financial statements are presented in US dollars (“reporting currency”).
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
(n) Comprehensive income
Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company’s components of comprehensive income include net loss for the year and a foreign currency translation adjustment.
(o) Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.
(p) New accounting pronouncements
In March 2008, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities — An Amendment of No. 133 (“SFAS 161”). SFAS 161 expands the disclosure requirements in 133, regarding an entity’s derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company’s financial statements.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
In May 2008, the FASB issued The Hierarchy of Generally Accepted Accounting Principles (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company’s financial statements.
In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 (“SFAS 163”) to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material impact on the Company’s financial statements.
On September 12, 2008, the FASB issued FASB staff position No. 133-1 (“FSP 133-1”) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees — An amendment of SFAS 133 and FIN 45 ("FIN 45-4") and Clarification of the Effective Date of SFAS 161. FSP 133-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have any effect on the Company’s financial statements.
On October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Asset Is Not Active, clarifiying the application of SFAS 157 in a market that is not active. The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, effective for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company’s financial statements.
3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

	As of December 31,
	2008	2007
	US$	US$
Office equipment	10,741	10,379
Computer equipment	11,646	11,646
Leasehold improvement	62,921	57,446
Motor vehicle	96,174	130,087

	181,482	209,558
Accumulated depreciation	(153,202)	(150,597)
Accumulated impairment loss	(17,882)	—
Currency translation adjustment	2,343	4,153

Net	12,741	63,114

An impairment loss of US$17,882 was made during the year against certain assets including mainly leasehold improvement because the directors are of the opinion that there will be no sufficient future economic benefits generated by these assets.
During the year, the Company disposed of certain property, plant and equipment, which resulted in a gain on disposal of US$11,634 (2007: Nil).

4. LONG-TERM DEBTS
Long-term debt consists of obligation under capital leases with US$27,322 and US$47,421 outstanding as of December 31, 2008 and 2007, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$12,387, bearing interest at 3-5% per annum and is repayable in monthly installments of US$2,002, with the final installments due in February 2010 and January 2011, respectively. Maturity of the debt is as follows:
Payable during the following periods:

	As of December 31,
	2008	2007
	US$	US$

Within 1 year	24,023	24,023
Over 1 year but not exceeding 2 years	8,610	24,023
Over 2 years but not exceeding 3 years	—	8,610

	32,633	56,656
Less: Amount representing interest	(5,311)	(9,235)

Present value of net minimum lease payments	27,322	47,421

Current portion	20,100	20,100
Non-current portion	7,222	27,321

	27,322	47,421

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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong income tax at 16.5% and 17.5% for the years ended December 31, 2008 and 2007, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% and 33% for the years ended December 31, 2008 and 2007, respectively.
No income taxes have been provided for the Hong Kong and PRC subsidiaries as they have incurred losses for taxation purpose in current year.

The reconciliation between the effective tax rate and the statutory US federal income tax rate is as follows:

	Year ended
	December 31,
	2008	2007
	% of Pre-	% of Pre-
	Tax Income	Tax Income

US federal income tax rate	34	34
Differences in tax rates in the countries in which the Company operates	(11)	(10)
Deferred tax asset valuation allowance	(2)	(14)
Non-deductible expenses	(21)	(10)

	—	—

The Company’s deferred tax asset is as follows:

	As of December 31,
	2008	2007
	US$	US$

Hong Kong operating losses carry forward	185,971	197,623
PRC operating losses carry forward	7,161	1,571
Deferred tax asset valuation allowance	(193,132)	(199,194)

Net deferred tax asset	—	—

As of December 31, 2008 and 2007, the Company had Hong Kong and PRC operating losses carry forward of approximately US$1,149,455 and US$1,129,275, respectively. The operating loss in Hong Kong has no expiry date and the operating loss in PRC will expire five years after the loss was incurred. Management has provided a full valuation allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.
6. RELATED PARTY BALANCES AND TRANSACTIONS
The balances with related parties are as follows:

			As of December 31,
	NOTE		2008	2007
			US$	US$

At cost:
Loan from a director, including interest	(a	)	—	143,001
Advances from stockholders	(b	)	920,193	481,070

			920,193	624,071

Note:

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

(b)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the twelve months ended December 31, 2008 and 2007, the Company received advances from related parties of US$321,024 and US$149,103, respectively. In addition, during the twelve months ended December 31, 2008 and 2007, the Company repaid advances of US$8,498 and US$22,543 to related parties, respectively.

In addition, during the years ended December 31, 2008 and 2007, the Company paid US$15,484 and US$15,484, respectively, to a director in respect of operating lease charges for a premises.
7. OPERATING LEASE COMMITMENTS
The Company had total future minimum lease payments under non-cancelable operating lease payable as follows:

	As of December 31,
	2008	2007
	US$	US$

Within one year	88,320	55,733
In the second to fifth years inclusive	1,171	2,672

	89,491	58,405

Operating lease payments of US$120,052 and US$109,930 for the years ended December 31, 2008 and 2007, respectively, represent rental paid by the Company for its office premises and staff quarters of which leases are negotiated for a term of one year.
8. RETIREMENT PLAN AND POST-EMPLOYMENT BENEFITS
Following the introduction of the Mandatory Provident Fund Schemes Ordinance (“MPFO”) in Hong Kong, the subsidiary in Hong Kong has participated in the defined contribution mandatory provident fund since December 1, 2000. Both the Company and its employees make monthly contributions to the fund at 5% of the employees’ earnings as defined under the MPFO. The contributions of the Company and the employees are subject to a cap of HK$1,000 (US$129) per month and thereafter contributions are voluntary.
As stipulated by the rules and regulations in the PRC, the Company is required to contribute to a state-sponsored social insurance plan for all of its employees at 12% of the basic salary of its employees. The state-sponsored retirement plan is responsible for the actual pension payments or any post-retirement benefits beyond the annual contributions.
During the years ended December 31, 2008 and 2007, the aggregate amount of the Company’s contributions amounted to US$37,513 and US$37,657, respectively.
9. CONTINGENCIES
One of the subsidiaries in the PRC is subject to the PRC enterprise income tax and business tax. However, up to December 31, 2008, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.
Despite the fact that the Company has fully accrued the taxes and related surcharges in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.
The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is in the process of preparing the relevant reports and expects to be back in good standing shortly. The Company believes that the amount of taxes and penalties owed will not be material to the financial statements. The Company is also delinquent in filing its U.S. Federal tax returns. The Company is in the process of preparing the relevant returns and does not believe that the amount of taxes owed will be material.

10. STOCK PLAN
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2008, no awards have been made under the Plan.
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
12. POST BALANCE SHEET EVENT
On February 24 and March 20, 2009, the Company received termination notices from the Company’s sole customer, HOL, for termination of all agreements in relation to NPLs management services with effect from March 26 and March 27, 2009, respectively. The management is arranging to close down all the offices and lay off all the employees in PRC following the termination of the Company’s sole business. Since the termination has occurred subsequent to the balance sheet date, the financial effects of the termination arrangements were not recognized as at December 31, 2008.
The unaudited pro forma consolidated statement of operations and balance sheet have been prepared as if the termination took place on December 31, 2008. The pro forma adjustments set out below reflect the estimated effect assuming that all costs in relation to the subsequent termination of contracts resulting from the discontinuance of business had occurred as at December 31, 2008.
Pro Forma Consolidated Statement of Operations Adjustments

Year ended
December 31, 2008
US$

Net loss for the year	397,508

Pro forma adjustments:

Provision for contract termination costs:
Operating lease	82,414
Severance payment	15,770
Other contracts in relation to the provision of assets management services	53,467

151,651

Net loss for the year — pro forma	549,159

Pro Forma Consolidated Balance Sheet Adjustments

As of
December 31, 2008
US$

Total current liabilities	2,080,406

Pro forma adjustments:

Provision for contract termination costs:
Operating lease	82,414
Severance payment	15,770
Other contracts in relation to the provision of assets management services	53,467

151,651

Current liabilities — pro forma	2,232,057

SIGNATURES
In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAWE.COM INC.
By:	/s/ Man Keung Wai
Man Keung Wai
Chairman of the Board
Date: April 15, 2009
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai Man Keung Wai	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2009

/s/ Man Ying Ken Wai Man Ying Ken Wai	Vice President of Marketing, Director	April 15, 2009

/s/ Vivian Wai Wa Chu Vivian Wai Wa Chu	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	April 15, 2009

Barry Yiu	Vice President and Director	April , 2009

EXHIBIT INDEX

Exhibit
No.	Description
21	Subsidiaries
23.1	Consent of Mazars CPA Limited
31.1	Rule 13a-14(a)/15d-14(a) Certification
31.2	Rule 13a-14(a)/15d-14(a) Certification
32.1	Section 1350 Certification of Chief Executive Officer
32.2	Section 1350 Certification of Chief Financial Officer