Form 10-Q
period 2009-03-31
CHINAWE COM INC
filed 2009-05-15
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-29169
Chinawe.com Inc.
(Exact name of registrant as specified in its charter)

California	95-462728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
Room 1307, Block A
Fuk Keung Industrial Building
66-68 Tong Mei Road
Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)
(852) 23810818
(Registrant’s telephone number, including area code)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes ☐ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 14, 2009

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	Note	2009	2008
		US$	US$

REVENUES FROM DISCOUNTINUED OPERATIONS
Asset management and related services		131,558	188,429

		131,558	188,429
Depreciation		(2,383)	(15,235)
Administrative and general expenses		(216,496)	(231,480)

LOSS FROM DISCONTINUED OPERATIONS		(87,321)	(58,286)

NON-OPERATING INCOME (EXPENSE)
Interest		(981)	(8,783)
Surcharge on taxes	8	(25,700)	(23,608)
Provision for contract termination costs	10	(68,267)	—
Other income		229	589

LOSS BEFORE INCOME TAXES		(182,040)	(90,088)

Income tax expense	7	—	—

NET LOSS FROM DISCONTINUED OPERATIONS		(182,040)	(90,088)

OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation		100	(11,106)

COMPREHENSIVE LOSS		(181,940)	(101,194)

Basic and diluted net loss per share of common stock		(0.0042)	(0.0021)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	March 31, 2009	December 31, 2008
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		242,793	339,538
Accounts receivable		38,867	—
Prepayments, deposits and other debtors		28,796	30,419

Total current assets of discontinued operations		310,456	369,957
Property, plant and equipment, net	4	10,358	12,741

TOTAL ASSETS OF DISCONTINUED OPERATIONS		320,814	382,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		354,847	294,208
Customer deposits received		118,381	134,952
Current portion of long-term debt	5	19,070	20,100
Due to related parties	6	979,342	920,193
Income tax payable	7	453,832	457,618
Surcharge on taxes	8	278,986	253,335

Total current liabilities of discontinued operations		2,204,458	2,080,406

Long term liabilities:
Non-current portion of long-term debt	5	3,226	7,222

Contingencies and commitments	8

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,010,498)	(1,828,458)
Accumulated other comprehensive loss		(6,120)	(6,220)

Total stockholders’ deficit		(1,886,870)	(1,704,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT OF DISCONTINUED OPERATIONS		320,814	382,698

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2009	2008
	(US$)	(US$)
CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
Net loss from discontinued operations	(182,040)	(90,088)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation	2,383	15,235
Changes in operating assets and liabilities:
Accounts receivable	(38,867)	(66,253)
Prepayments, deposits and other debtors	1,619	4,121
Customer deposits received	(16,545)	(66,573)
Accrued expenses and other current liabilities	60,673	(44,488)
Surcharge on taxes	25,700	23,608
Income tax payable	(3,709)	(1,055)

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(150,786)	(225,493)

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Repayment of long-term debt	(5,026)	(5,025)
Advance from related parties	64,805	81,290
Repayment to related parties	(5,676)	(743)
Increase in loan from a director	—	1,221

NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	54,103	76,743

NET DECREASE IN CASH AND CASH EQUIVALENTS	(96,683)	(148,750)
Cash and cash equivalents, beginning of period	339,538	301,695
Effect of exchange rate changes	(62)	11,000

CASH AND CASH EQUIVALENTS, END OF PERIOD	242,793	163,945

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	981	8,783
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of March 31, 2009 and December 31, 2008, and its results of operations for the three months ended March 31, 2009 and 2008. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
The balance sheet at December 31, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2008.
Adoption of recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued Staff Position No. FAS 141(R)-1 which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS 141(R) and FAS 141(R)-1 are effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (“SFAS 162”). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the Security and Exchange Commission’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company’s financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.
In April 2009, the FASB issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establish a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective beginning April 1, 2009. The adoption of FSP FAS 157-4, FSP FAS 115-2, FAS 124-2, FSP FAS 107-1 and APB 28-1 will not have a material impact on the Company’s financial statements.
2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited (“HOL”) issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company has become a non-operating company.
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
Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under services agreements with HOL, which accounted for 100% of the revenue from assets management and related services for the three months ended March 31, 2009 and 2008.
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2009, the Company had negative working capital and stockholders’ deficit of US$1,894,002 and US$1,886,870, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
	US$	US$
Office equipment	10,337	10,741
Computer equipment	11,362	11,646
Leasehold improvement	46,830	62,921
Motor vehicles	96,174	96,174

Total cost	164,703	181,482
Accumulated depreciation	(139,752)	(153,202)
Accumulated impairment loss	(14,593)	(17,882)
Currency translation adjustment	—	2,343

Net	10,358	12,741

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$22,296 and US$27,322 outstanding as of March 31, 2009 and December 31, 2008, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$10,064 and US$12,387 as of March 31, 2009 and December 31, 2008, respectively, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,002 with the final installments due in February 2010 and January 2011. Maturity of the debt is as follows:

	As of	As of
	March 31, 2009	December 31, 2008
	(Unaudited)
	US$	US$

Within 1 year	22,788	24,023
Over 1 year but not exceeding 2 years	3,839	8,610

	26,627	32,633
Less: Amount representing interest	(4,331)	(5,311)

Present value of net minimum lease payments	22,296	27,322

Current portion	19,070	20,100
Non-current portion	3,226	7,222

	22,296	27,322

6. Related party transactions
The balances with related parties are as follows:

			As of	As of
	Note		March 31, 2009	December 31, 2008
(Unaudited)
			US$	US$
At cost:
Advances from stockholders	(a	)	979,342	920,193

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2009 and 2008, the Company received advances from related parties of US$64,805 and US$81,290, respectively. In addition, during the three months ended March 31, 2009 and 2008, the Company repaid advances of US$5,676 and US$743 to related parties, respectively.

In addition, during the three months ended March 31, 2009 and 2008, the Company paid US$3,871 and US$3,871, respectively, to a director in respect of operating lease charges for premises.
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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% and 17.5% for the three month periods ended March 31, 2009 and 2008, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the three months ended March 31, 2009 and 2008.
No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purposes during the three months ended March 31, 2009 and 2008, respectively.

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
Despite the fact that the Company has fully accrued for the taxes and related surcharges in the financial statements, the Company may be subject to penalties ranging from 50% to 500% of the underpaid tax amounts. The exact amount of the penalty cannot be estimated with any reasonable degree of certainty.
The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is in the process of preparing the relevant reports and expects to be back in good standing in the coming future. The Company believes that the amount of taxes and penalties owed will not be material to the financial statements. The Company is also delinquent in filing its U.S. Federal tax returns. The Company is in the process of preparing the relevant returns and does not believe that the amount of taxes owed will be material.
9. Stock Plan
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of March 31, 2009 and December 31, 2008, no awards have been made under the Plan.
10. Discontinued Operations
The Company’s principal business was the provision of professional management services relating to NPLs in the PRC. Effective from March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. All business activities of the Company ceased on March 27, 2009. As a result, for the periods presented, the results of operations, total assets, total liabilities, and cash flows of the Company are reported as discontinued operations.
Following the discontinuance of the Company’s sole business, management has arranged to close down all offices and lay off all employees in the PRC. Certain unavoidable costs in respect of severance payments for the lay-off of employees and a non-cancellable operating lease in connection with the discontinuance have been provided which has been included in other current liabilities. A summary of the provision for contract termination costs is summarized below:

As of
March 31, 2009
(Unaudited)
US$

Severance payments	15,767
Operating lease	52,500

68,267

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
Overview — Results of Operations
Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”). The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company currently intends to continue to fund the expenses of the Company until a new line of business has been identified.
The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three months ended March 31,
	2009	2008

Operating revenues	100	100%

Total operating expenses	(167)	(131)%

Operating loss from discontinued operations	(66)	(31)%

Loss before income taxes	(138)	(48)%

Provision for income taxes	—	—

Net loss from discontinued operations	(138)	(48)%

THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the first quarter of 2009 totaled US$131,558 compared to US$188,429 for the comparable period last year. This represented a decrease of 29% mainly due to the decrease in the scale of business. As the Company has successfully recovered a majority portion of the NPLs under two of the Company’s portfolios in Huizhou and Shanwei in the PRC, revenue from the recovery of NPLs has started to diminish.

OPERATING EXPENSES. The Company’s operating expenses totaled US$218,879, or 167% of operating revenues, for the first quarter of 2009, compared to US$246,715, or 131% of operating revenues, for the first quarter of 2008. This represented a decrease of US$27,836 or 11% mainly due to the decrease in rental expenses and salary paid to employees.
NET NON-OPERATING EXPENSES. Net non-operating expenses for the first quarter of 2009 totaled US$94,719 compared to US$31,802 in the first quarter of 2008. This represented an increase of 198% due to the provision for surcharge and contract of termination cost resulting from the discontinuance of the Company’s business.
PROVISION FOR INCOME TAXES. No income tax expense for the three months ended March 31, 2009 and 2008 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS. The Company has recorded a net loss from discontinued operations of US$182,040 for the first quarter of 2009, compared to a net loss from discontinued operations of US$90,088 for the first quarter of 2008. Resulting from the decrease in revenue accompanied by the expenses provided for the discontinuance of the Company’s business, the Company suffered a net loss in the first quarter of 2009 larger than the loss for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of March 31, 2009 and March 31, 2008 were US$242,793 and US$163,945, respectively. The increase in cash and cash equivalent balance was a net result from the decrease in cash used in operations and decrease in cash provided by financing activities.
Net cash used in operating activities of discontinued operations was US$ 150,786 and US$225,493 for the three months ended March 31, 2009 and 2008, respectively. The cash outflow from operations mainly resulted from the late settlement of trade receivables for the first quarter of 2009 as well as the net loss for the period which included a non-cash provision for expenses in connection with the discontinuance of the Company’s business.
Net cash provided by financing activities of discontinued operations was US$54,103 and US$76,743 in the three months ended March 31, 2009 and 2008, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.
During the three months ended March 31, 2009, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the three months ended March 31, 2009 and 2008, the Company had no material purchases or investments.
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
Future Operations
The Company is seeking investment opportunities that may provide revenues for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the receipt of revenues is probable.
ITEM 3 — QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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
ITEM 4 — CONTROLS AND PROCEDURES
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2009. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 15, 2009	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Vivian Chu Vivian Chu
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer