Form 10-Q
period 2009-06-30
CHINAWE COM INC
filed 2009-08-14
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-29169
Chinawe.com Inc.
(Exact name of registrant as specified in its charter)

California	95-462728
(State or other jurisdiction of incorporation or	(I.R.S. Employer Identification No.)
organization)
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 14, 2009

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Six months ended June 30, 2009
	NOTE	2009	2008
		US$	US$

OPERATING REVENUES
On-line services income		—	—
Asset management and related services		131,623	407,732

		131,623	407,732
Depreciation		(4,765)	(26,300)
Administrative and general expenses		(363,147)	(577,768)

INCOME/(LOSS) FROM OPERATIONS		(236,289)	(196,336)

NON-OPERATING INCOME (EXPENSE)
Interest		(1,961)	(17,564)
Surcharge on taxes		(25,716)	—
Other income		397	7,930
Other expense		—	—

INCOME/(LOSS) BEFORE INCOME TAXES		(263,569)	(205,970)
Income tax expense	8	—	—

NET INCOME/(LOSS)		(263,569)	(205,970)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		34,069	42,992

COMPREHENSIVE INCOME/(LOSS)		(229,500)	(162,978)

Basic and diluted net income per share of common stock		(0.006)	(0.005)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	June 30, 2009	Dec. 31, 2008
		US$	US$

ASSETS
Current assets:
Cash and cash equivalents		230,371	339,538

Prepayments, deposits and other debtors		18,110	30,419

Total current assets		248,482	369,957

Property, plant and equipment, net	4	7,976	12,741

TOTAL ASSETS		256,458	382,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		219,973	294,208
Customer deposits received		78,923	134,952
Current portion of long-term debt	5	15,981	20,101
Due to related parties	6	1,091,119	920,193
Income tax payable	7	453,947	457,618
Surcharge on taxes	8	304,932	253,335
Provision	10	48,613	—

Total current liabilities		2,213,488	2,080,406

Long term liabilities:
Non-current portion of long-term debt	5	1,290	7,221

Contingencies and commitments	9

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,081,760)	(1,828,458)
Accumulated other comprehensive loss		(6,308)	(6,220)

Total stockholders’ deficit		(1,958,320)	(1,704,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		256,458	382,698

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30, 2009
	2009	2008
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(253,302)	(173,434)
Adjustments to reconcile net income to net cash provided by operating activities:
Gain on disposal of property, plant and equipment	—	(9,016)
Depreciation	4,765	25,655
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,365
Prepayments, deposits and other debtors	12,313	6,378
Customer deposits received	(56,070)	(25,889)
Accrued expenses and other current liabilities	(74,285)	(55,775)
Surcharge on taxes	51,519	48,318
Income tax payable	(3,795)	6,079
Provision	48,613	—

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(270,242)	(175,319)

CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from disposal of property, plant and equipment	—	9,141
Purchase of property, plant and equipment	—	(5,914)

NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	—	3,227

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Repayment of long-term debt	(10,050)	(10,050)
Net advance from related parties	171,028	148,502
Increase in loan from a director	—	2,442

NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	160,978	140,894

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,264)	(31,198)

Cash and cash equivalents, beginning of period	339,538	301,695

Effect of exchange rate changes	98	17,560

CASH AND CASH EQUIVALENTS, END OF PERIOD	230,372	288,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	1,961	17,564
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the six months ended June 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
Recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 141(R)-1 (“FAS 141(R)-1”) which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FAS 141(R)-1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss — an interpretation of FASB Statement No. 5”. SFAS 141(R) and FAS 141(R)-1 are effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
In February 2008, the FASB issued FSP FAS 157-2, “Effective Date of FASB Statement No. 157”, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No.157”), to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on the Company’s financial statements.
In May 2009, the FASB issued SFAS No.165, “Subsequent Events” (“SFAS No. 165”), which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No. 165 during the second quarter of 2009. In accordance with SFAS No.165, the Company has evaluated subsequent events through August 13, 2009.

In June 2009, the FASB issued SFAS No.168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles — a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS No. 168 established the FASB Accounting Standards Codification as the single source of authoritative U.S. generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.
2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited (“HOL”), issued a notice of termination to terminate its services contracts with the Company with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company has become a non-operating company.
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
Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under services agreements with HOL, which accounted for 100% of the revenue from assets management and related services for the six months ended June 30, 2009 and 2008.
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2009, the Company had negative working capital and stockholders’ deficit of US$1,945,235 and US$1,934,429, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of
	June 30, 2009	As of
	(Unaudited)	December 31, 2008
	US$	US$
Office equipment	11,900	10,741
Computer equipment	50,779	11,646
Leasehold improvement	57,168	62,921
Motor vehicles	103,106	96,174

Total cost	222,953	181,482
Accumulated depreciation	(214,977)	(153,202)
Accumulated impairment loss	—	(17,882)
Currency translation adjustment	392	2,343

Net	8,368	12,741

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$17,271 and US$27,322 outstanding as of June 30, 2009 and December 31, 2008, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$10,064 and US$12,387 as of June 30, 2009 and December 31, 2008, respectively, bearing interest at 3-5% per annum and is repayable in monthly installments of US$2,002 with the final installments due in February 2010 and January 2011. Maturity of the debt is as follows:

	As of
	June 30, 2009	As of
	(Unaudited)	December 31, 2008
	US$	US$

Within 1 year	19,087	24,023
Over 1 year but not exceeding 2 years	2,148	8,610

	21,235	32,633
Less: Amount representing interest	(3,964)	(5,311)

Present value of net minimum lease payments	17,271	27,322

Current portion	20,100	20,100
Non-current portion	(2,829)	7,222

	17,271	27,322

6. Related party transactions
The balances with related parties are as follows:

As of
			June 30, 2009	As of
	Note		(Unaudited)	December 31, 2008
			US$	US$
At cost:
Advances from stockholders	(a	)	1,091,119	920,193

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2009 and 2008, the Company received advances from related parties of US$171,344 and US$149,677, respectively. In addition, during the six months ended June 30, 2009 and 2008, the Company repaid advances of US$311 and US$1,175 to related parties, respectively.

In addition, during the six months ended June 30, 2009 and 2008, the Company paid US$3,871 and US$3,871, respectively, to a director in respect of operating lease charges for premises.
7. Income taxes
It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the U.S. Accordingly, no U.S corporate income taxes are provided for in these financial statements.
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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% and 17.5% for the three month periods ended June 30, 2009 and 2008, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the six months ended June 30, 2009 and 2008.
No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purposes during the six months ended June 30, 2009 and 2008, respectively.

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
There was no litigation brought against the Company as of June 30, 2009 and December 31, 2008.
9. Stock Plan
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of June 30, 2009 and December 31, 2008, no awards have been made under the Plan.
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
Following the discontinuance of the Company’s sole business, management has closed down all offices and terminated all employees in the PRC. Certain unavoidable costs in respect of severance payments for the termination of employees and a non-cancellable operating lease in connection with the discontinuance have been provided which has been included in other current liabilities. A summary of the provision for contract termination costs is provided below:

As of
June 30, 2009
(Unaudited)
US$

Severance payments	15,775
Operating lease	32,838

48,613

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
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
Overview — Results of Operations
Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company currently intend to continue to fund the expenses of the Company until a new line of business has been identified.
The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated.

	Three months ended June 30,		Six months ended June 30,
	2009	2008	2009	2008

Operating revenues	—	100	100	100%

Total operating expenses	—	(123)	(200)	(127)%

Operating loss	—	(23)	(100)	(27)%

Loss before income taxes	—	(35)	(193)	(41)%

Provision for income taxes	—	(3)	—	(2)%

Net loss	—	(38)	(193)	(43)%

THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the second quarter of 2009 were US$0 compared to US$219,303 for the comparable period last year. As the Company discontinued its sole business with Huizhou One Limited in March 2009, no revenues were generated during the second quarter of 2009.
OPERATING EXPENSES. The Company’s operating expenses totaled US$44,626 for the second quarter of 2009 compared to US$270,772 for the second quarter of 2008. This represented a decrease of US$226,146 mainly due to the decrease in professional fees, rental expenses and salary paid to employees following the discontinuation of the Company’s business.
PROVISION FOR INCOME TAXES. No income tax expense for the three months ended June 30, 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes. For the three months ended June 30, 2008, income tax of US$7,426 was provided for profit earned by the Company’s subsidiary in the PRC.

NET LOSS FROM DISCONTINUED OPERATIONS. The Company has recorded a net loss from discontinued operations of US$71,262 for the second quarter of 2009, compared to a net loss from discontinued operations of US$83,346 for the second quarter of 2008. Following the discontinuance of the Company’s business, the Company suffered a net loss in the second quarter of 2009 lower than the loss for the same period in 2008.
SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the first two quarters of 2009 totaled US$131,558 compared to US$407,732 for the comparable period last year. This represented a decrease of 68% mainly due to the decrease in the scale of business. Operating revenue ceased to be generated since the termination of all service contracts in March 2009.
OPERATING EXPENSES. The Company’s operating expenses totaled US$263,505, or 200% of operating revenues, for the first two quarters of 2009, compared to US$17,487, or 127% of operating revenues, for the first two quarters of 2008. This represented a decrease of US$253,982 mainly due to the decrease in rental expenses and salary paid to employees following the termination of contracts in March 2009.
NET NON-OPERATING EXPENSES. Net non-operating expenses for the first two quarters of 2009 totaled US$121,355 compared to US$56,253 in the first two quarters of 2008. The increase was mainly attributable to the provision for contract termination costs of US$68,267.
PROVISION FOR INCOME TAXES. No income tax expense for the six months ended June 30, 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes. For the six months ended June 30, 2008, income tax of US$7,426 was provided for profit earned by the Company’s subsidiary in the PRC.
NET LOSS FROM DISCONTINUED OPERATIONS. The Company has recorded a net loss from discontinued operations of US$252,302 for the first two quarters of 2009, compared to a net loss from discontinued operations of US$173,434 for the first two quarters of 2008. Resulting from the decrease in revenue accompanied by the expenses provided for the discontinuance of the Company’s termination of business, the Company suffered a net loss in the first two quarters of 2009 larger than the loss for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of June 30, 2009 and June 30, 2008 were US$230,372 and US$339,538, respectively. The decrease in cash and cash equivalent balances was mainly a result of the increase in cash used in operations.
Net cash used in operating activities of discontinued operations was US$270,242 and US$175,319 for the six months ended June 30, 2009 and 2008, respectively. The cash outflow from operations mainly resulted from the payment of operating expenses in connection with the Company’s business.

Net cash provided by financing activities of discontinued operations was US$160,978 and US$140,894 in the six months ended June 30, 2009 and 2008, respectively. The increase in net cash provided by financing activities of discontinued operations mainly resulted from the increase in net advances from related parties.
During the six months ended June 30, 2009, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the six months ended June 30, 2009 and 2008, the Company had no material purchases or investments.
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

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
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

ITEM 4.	CONTROLS AND PROCEDURES
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2009. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b)	Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION

ITEM 6.	EXHIBITS

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAWE.COM INC. (Registrant)
Date: August 14, 2009	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Vivian Chu
Vivian Chu
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a) / 15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer