Form 10-Q
period 2009-09-30
CHINAWE COM INC
filed 2009-11-16
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-29169
Chinawe.com Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of	95-462728 (I.R.S. Employer Identification No.)
incorporation or organization)
Room 1208, Block A
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 13, 2009

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended September 30,		Nine months ended September 30,
	Note	2009	2008	2009	2008
		US$	US$	US$	US$

REVENUES FROM DISCONTINUED OPERATIONS
Asset management and related services		—	185,075	131,558	592,807

		—	185,075	131,558	592,807
Depreciation		(2,383)	(7,743)	(7,148)	(33,398)
Administrative and general expenses		(44,454)	(227,745)	(303,194)	(719,577)

LOSS FROM DISCONTINUED OPERATIONS		(46,837)	(50,413)	(178,784)	(160,168)
NON-OPERATING (EXPENSE) INCOME
Interest		(981)	(887)	(2,942)	(18,451)
Surcharge on taxes	8	(25,849)	(24,593)	(77,373)	(72,910)
Other income		178	628	575	10,256
Provision for contract termination cost		—	—	(68,267)	—

LOSS BEFORE INCOME TAXES		(73,489)	(75,265)	(326,791)	(241,273)
Income tax expense	7	—	—	—	—

NET LOSS FROM DISCONTINUED OPERATIONS		(73,489)	(75,265)	(326,791)	(241,273)
OTHER COMPREHENSIVE INCOME (LOSS)
Foreign currency translation		(260)	1,047	(348)	(16,679)

COMPREHENSIVE LOSS		(73,749)	(74,218)	(327,139)	(257,952)

Basic and diluted net income per share of common stock		(0.002)	(0.002)	(0.007)	(0.006)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	September 30, 2009	December 31, 2008
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		253,911	339,538
Prepayments, deposits and other debtors		18,603	30,419

Total current assets of discontinued operations		272,514	369,957

Property, plant and equipment, net	4	5,592	12,741

TOTAL ASSETS OF DISCONTINUED OPERATIONS		278,106	382,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other creditors		220,401	294,208
Customer deposits received		78,963	134,952
Current portion of long-term debt	5	10,955	20,100
Due to related parties	6	1,184,586	920,193
Income tax payable	7	454,151	457,618
Surcharge on taxes	8	330,911	253,335
Provision	10	28,918	—

Total current liabilities of discontinued operations		2,308,885	2,080,406

Long term liabilities:
Non-current portion of long-term debt	5	1,290	7,222

Contingencies and commitments	8

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,155,249)	(1,828,458)
Accumulated other comprehensive loss		(6,568)	(6,220)

Total stockholders’ deficit		(2,032,069)	(1,704,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT OF DISCONTINUED OPERATIONS		278,106	382,698

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2009	2008
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
Net loss from discontinued operations	(326,791)	(241,273)
Adjustments to reconcile net loss to net cash used in operating activities
Depreciation	7,148	33,398
Gain on disposal on property, plant and equipment	—	(9,016)
Changes in assets and liabilities:
Accounts receivable, net	—	2,365
Prepayments, deposits and other debtors	11,816	2,093
Accrued expenses and other creditors	(73,912)	(69,077)
Customer deposits received	(56,054)	37,439
Surcharge on taxes	77,305	72,910
Income tax payable	(3,794)	(1,333)
Provision	28,918	—

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(335,364)	(172,494)

CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from disposal of property, plant and equipment	—	9,141
Purchase of property, plant and equipment	—	(6,462)

NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	—	2,679

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Repayment of long-term debt	(15,077)	(15,136)
Advance from stockholders	264,955	391,181
Repayment to stockholders	(311)	(1,908)
Repayment to a director	—	(142,272)

NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	249,567	231,865

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(85,797)	62,050

Cash and cash equivalents, beginning of period	339,538	301,695

Effect of exchange rate changes	170	19,123

CASH AND CASH EQUIVALENTS, END OF PERIOD	253,911	382,868

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	2,942	18,451

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. BASIS OF PRESENTATION
The accompanying financial statements present the financial position of the Company and its subsidiaries (collectively referred to as the “Company”) as of September 30, 2009 and December 31, 2008, and its results of operations for the three months and nine months ended September 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal and recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three-month and nine-month periods ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.
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
The Company has evaluated subsequent events after the balance sheet date of September 30, 2009 through the date this quarterly report is filed on November 16, 2009.
Recently issued accounting pronouncements
During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (“ASC”) as issued by the Financial Accounting Standards Board (“FASB”). The ASC has become the source of authoritative U.S. generally accepted accounting principles (“GAAP”) recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company’s financial statements.
In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 166, “Accounting for Transfers of Financial Assets — an amendment of FASB Statement No. 140” (“SFAS 166”). SFAS 166 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 166 is effective on or after November 15, 2009 and will not have a material impact on the Company’s financial statements.
In June 2009, the FASB issued SFAS No. 167, “Amendments to FASB Interpretation No. 46(R)” (“SFAS 167”). SFAS 167 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise’s involvement in a variable interest entity. SFAS 167 is effective for an entity’s first fiscal period that begins after November 15, 2009 and will not have a material impact on the Company’s financial statements.

2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited (“HOL”), issued a notice of termination to terminate its service contracts with the Company with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company has become a non-operating company.
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
Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under the service agreements with HOL, which accounted for 100% of the revenue from asset management and related services for the nine months ended September 30, 2009 and 2008 and has become non-operating since the termination of the aforesaid service contracts with HOL in March 2009.
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2009, the Company had negative working capital and stockholders’ deficit of US$2,036,371 and US$2,032,069, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$
Office equipment	10,337	10,741
Computer equipment	11,362	11,646
Leasehold improvement	46,830	62,921
Motor vehicles	96,174	96,174

Total cost	164,703	181,482
Accumulated depreciation	(159,110)	(153,202)
Accumulated impairment loss	—	(17,882)
Currency translation adjustment	(1)	2,343

Net	5,592	12,741

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$12,245 and US$27,322 outstanding as of September 30, 2009 and December 31, 2008, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$5,419 and US$12,387 as of September 30, 2009 and December 31, 2008, respectively, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,002 with the final installments due in February 2010 and January 2011. Maturity of the debt is as follows:

	As of	As of
	September 30,	December 31,
	2009	2008
	(Unaudited)
	US$	US$

Within 1 year	12,116	24,023
Over 1 year but not exceeding 2 years	3,071	8,610

	15,187	32,633
Less: Amount representing interest	(2,942)	(5,311)

Present value of net minimum lease payments	12,245	27,322

Current portion	10,955	20,100
Non-current portion	1,290	7,222

	12,245	27,322

6. Related party transactions
The balances with related parties are as follows:

			As of	As of
	Note		September 30, 2009	December 31, 2008
(Unaudited)
			US$	US$
At cost:
Advances from stockholders	(a	)	1,184,586	920,193

(a)
The amounts due are unsecured, non-interest bearing and repayment will not be requested by the stockholders as long as the Company has negative working capital. During the nine months ended September 30, 2009 and 2008, the Company received advances from related parties of US$264,955 and US$391,181, respectively. In addition, during the nine months ended September 30, 2009 and 2008, the Company repaid advances of US$311 and US$1,908 to related parties, respectively.

In addition, during the nine months ended September 30, 2009 and 2008, the Company paid US$11,613 and US$11,613, respectively, to a director in respect of operating lease charges for premises.

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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% for the three months and nine months ended September 30, 2009 and 2008. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the three months and nine months ended September 30, 2009 and 2008.
No income taxes have been provided for the subsidiaries in Hong Kong and PRC as they have incurred losses for taxation purposes during the three months and nine months period ended September 30, 2009 and 2008, respectively.
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
There was no litigation brought against the Company as of September 30, 2009 and December 31, 2008.
9. Stock Plan
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of September 30, 2009 and December 31, 2008, no awards have been made under the Plan.

10. Discontinued Operations
The Company’s principal business was the provision of professional management services relating to NPLs in the PRC. Effective from March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. All business activities of the Company ceased on March 27, 2009. As a result, for the periods presented, the results of operations, total assets, total liabilities and cash flows of the Company are reported as discontinued operations.
Following the discontinuance of the Company’s sole business, management has closed down all offices and terminated all employees in the PRC. Certain unavoidable costs in respect of severance payments for the terminated employees and a non-cancellable operating lease have been provided for, which costs have been included in other current liabilities. A summary of the provision for contract termination costs is set forth below:

As of
September 30, 2009
(Unaudited)
US$
Severance payments	15,775
Operating lease	13,143

28,918

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
Overview — Results of Operations
Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”). The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of such new line of business. The principal stockholders of the Company have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital and have indicated their intention to finance the Company to enable the Company to continue as a going concern. See Note 3 to the financial statements included in Part I of this report.
The following table sets forth selected income data as a percentage of total operating revenue for the periods indicated:

	Three months ended September 30,		Nine months ended September 30,
	2009	2008	2009	2008

Operating revenues	—	100	100	100%

Total operating expenses	—	(127)	(236)	(127)%

Operating loss	—	(27)	(136)	(27)%

Loss before income taxes	—	(41)	(248)	(41)%

Income expense	—	—	—	—

Net loss	—	(41)	(248)	(41)%

THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the third quarter of 2009 were $0 compared to US$185,075 of last year. As the Company discontinued its sole business with Huizhou One Limited in March 2009, no revenues were generated during the third quarter of 2009.
OPERATING EXPENSES. The Company’s operating expenses totaled US$46,837 for the third quarter of 2009, compared to US$235,488 for the third quarter of 2008. This represented a decrease of US$188,651 mainly due to the decrease in professional fees, rental expenses, motor vehicles expenses and salary paid to employees following the discontinuation of the Company’s business.
NET NON-OPERATING EXPENSES. Total non-operating expenses for the third quarter of 2009 totaled US$26,652 compared to US$24,852 for the comparable period of 2008. This represented an increase of 7% mainly due to the accumulation of a provision for surcharge relating to PRC business tax for the three months ended September 30, 2009.
PROVISION FOR INCOME TAXES. No income tax expense for the three months ended September 30, 2009 and 2008 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS. The Company has recorded a net loss of US$73,489 for the third quarter of 2009, compared to a net loss of US$75,265 for the third quarter of 2008. This represented a decreased loss of US$1,776 following the discontinuance of the Company’s business.
NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the nine months of 2009 totaled US$131,558 compared to US$592,807 for the comparable period last year. This represented a decrease of 78% mainly due to the decrease in the scale of business. Operating revenues ceased to be generated since the termination of all service contracts in March 2009.
OPERATING EXPENSES. The Company’s operating expenses totaled US$310,342, or 236% of operating revenues, for the first three quarters of 2009, compared to US$752,975, or 127% of operating revenues, for the first three quarters of 2008. This represented a decrease of US$442,633 or 59% mainly due to the decrease in professional fees, rental expenses and salary paid to employees following the termination of contracts in March 2009.
NET NON-OPERATING EXPENSES. Total non-operating expenses for the first three quarters of 2009 totaled US$148,007 compared to US$81,105 for the first three quarters of 2008. The increase was mainly due to the provision for termination costs for the nine months ended September 30, 2009.
PROVISION FOR INCOME TAXES. No income tax expense for the nine months ended September 30, 2009 and 2008 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

NET LOSS FROM DISCONTINUED OPERATIONS. The Company has recorded a net loss of US$326,791 for the first three quarters of 2009, compared to a net loss of US$241,273 for the first three quarters of 2008. As a result of the decrease in revenue accompanied by the expenses provided for the discontinuance of the Company’s business, the Company suffered a net loss in the three first three quarters of 2009 larger than the loss for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company has financed its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of September 30, 2009 and December 31, 2008 were US$253,911 and US$339,538, respectively.
Net cash used in operating activities was US$335,364 and US$172,494 for the nine month periods ended September 30, 2009 and 2008, respectively.
Net cash provided by investing activities was $0 and US$2,679 for the nine month periods ended September 30, 2009 and 2008, respectively, which is a result of proceeds from the disposal of property, plant and equipment.
Net cash provided by financing activities was US$249,567 and US$231,865 for the nine month periods ended September 30, 2009 and 2008, respectively. The positive cash flow is a result of advances from stockholders. See Note 6 to the financial statements included in Part I of this report.
During the nine month periods ended September 30, 2009 and 2008, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the nine month periods ended September 30, 2009 and 2008, the Company made no material purchases or investments.
CRITICAL ACCOUNTING POLICIES
Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations:
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
Item 3. Quantitative and Qualitative Disclosures about Market Risk.
We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding long term liabilities are mostly loans from a director or other related parties, which are unsecured and interest rate fixed or interest-free. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives. Management has continuously paid great attention to the financial leverage in business development and interest expense in operations.
Item 4. Controls and Procedures.
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
Based on management’s assessment of the effectiveness of the Company’s internal controls over financial reporting as of the nine months ended September 30, 2009, we believe that our internal controls over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls over Financial Reporting
There were no changes in the Company’s internal controls over financial reporting during the nine months ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 16, 2009	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Vivian Chu
Vivian Chu
Chief Financial Officer (Principal Financial Officer)