Form 10-Q/A
period 2009-06-30
CHINAWE COM INC
filed 2010-02-17
CIK 1043222

FORM 10-Q/A
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2009
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File Number: 000-29169
Chinawe.com Inc.
(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-462728 (I.R.S. Employer Identification No.)
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

The purpose of this Amendment is to correct errors in the financial statements contained in the Company’s Quarterly Report on Form10-Q for the quarterly period ended June 30, 2009 (the “10-Q”) as filed with the Securities and Exchange Commission on August 14, 2009. Accordingly, the 10-Q is being re-filed in its entirety.
PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
	NOTE	2009	2008	2009	2008
		US$	US$	US$	US$

REVENUE FROM DISCONTINUED OPERATIONS
Asset management and related services		—	219,303	131,558	407,732

		—	219,303	131,558	407,732
Depreciation		(2,382)	(10,420)	(4,765)	(25,655)
Administrative and general expenses		(42,244)	(260,352)	(258,740)	(491,832)

LOSS FROM DISCONTINUED OPERATIONS		(44,626)	(51,469)	(131,947)	(109,755)
NON-OPERATING (EXPENSE) / INCOME
Interest		(980)	(8,781)	(1,961)	(17,564)
Surcharge on taxes	8	(25,824)	(24,709)	(51,524)	(48,317)
Other income		168	9,039	397	9,628
Provision for contract termination cost		—	—	(68,267)	—

LOSS BEFORE INCOME TAXES		(71,262)	(75,920)	(253,302)	(166,008)

Income tax expense	7	—	(7,426)	—	(7,426)

NET LOSS FROM DISCONTINUED OPERATIONS		(71,262)	(83,346)	(253,302)	(173,434)

OTHER COMPREHENSIVE LOSS
Foreign currency translation		(188)	(6,620)	(88)	(17,726)

COMPREHENSIVE LOSS		(71,450)	(89,966)	(253,390)	(191,160)

Basic and diluted net loss per share of common stock		(0.002)	(0.002)	(0.006)	(0.004)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	Jun 30, 2009	Dec 31, 2008
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		230,372	339,538
Prepayments, deposits and other debtors		18,110	30,419

Total current assets of discontinued operations		248,482	369,957

Property, plant and equipment, net	4	7,976	12,741

TOTAL ASSETS OF DISCONTINUED OPERATIONS		256,458	382,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other creditors		219,973	294,208
Customer deposits received		78,923	134,952
Current portion of long-term debt	5	15,981	20,100
Due to related parties	6	1,091,119	920,193
Income tax payable	7	453,947	457,618
Surcharge on taxes	8	304,932	253,335
Provision	10	48,613	—

Total current liabilities of discontinued operations		2,213,488	2,080,406

Long term liabilities:
Non-current portion of long-term debt	5	1,290	7,222

Contingencies and commitments	8

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,081,760)	(1,828,458)
Accumulated other comprehensive loss		(6,308)	(6,220)

Total stockholders’ deficit		(1,958,320)	(1,704,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT OF DISCONTINUED OPERATIONS		256,458	382,698

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended Jun 30, 2009
	2009	2008
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS
Net loss from discontinued operations	(253,302)	(173,434)
Adjustments to reconcile net loss to net cash used in operating activities:
Gain on disposal of property, plant and equipment	—	(9,016)
Depreciation	4,765	25,655
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,365
Prepayments, deposits and other debtors	12,313	6,378
Customer deposits received	(56,070)	(25,889)
Accrued expenses and other creditors	(74,285)	(55,775)
Surcharge on taxes	51,519	48,318
Income tax payable	(3,795)	6,079
Provision	48,613	—

NET CASH USED IN OPERATING ACTIVITIES OF DISCONTINUED OPERATIONS	(270,242)	(175,319)

CASH FLOWS FROM INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS
Proceeds from disposal of property, plant and equipment	—	9,141
Purchase of property, plant and equipment	—	(5,914)

NET CASH PROVIDED BY INVESTING ACTIVITIES OF DISCONTINUED OPERATIONS	—	3,227

CASH FLOWS FROM FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS
Repayment of long-term debt	(10,050)	(10,050)
Net advance from related parties	171,028	148,502
Increase in loan from a director	—	2,442

NET CASH PROVIDED BY FINANCING ACTIVITIES OF DISCONTINUED OPERATIONS	160,978	140,894

NET DECREASE IN CASH AND CASH EQUIVALENTS	(109,264)	(31,198)

Cash and cash equivalents, beginning of period	339,538	301,695

Effect of exchange rate changes	98	17,560

CASH AND CASH EQUIVALENTS, END OF PERIOD	230,372	288,057

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	1,961	17,564

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of June 30, 2009 and December 31, 2008, and its results of operations for the three months and six months ended June 30, 2009 and 2008. All inter-company accounts and transactions have been eliminated on consolidation.
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
Recently issued accounting pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141(R), “Business Combinations” (“SFAS 141(R)”), which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued Staff Position (“FSP”) No. FAS 141(R)-1 (“FAS 141(R)-1”) which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under FAS 141 (R) -1, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, “Accounting for Contingencies”, and FASB Interpretation No. 14, “Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5”. SFAS 141(R) and FAS 141(R)-1 are effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.
In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157, “Fair Value Measurements” (“SFAS No. 157”), to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Management believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS No. 165”), which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No.165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed on August 14, 2009.
In June 2009, the FASB issued SFAS No. 168, “The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles- a replacement of FASB Statement No. 162” (“SFAS No. 168”). SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company’s financial position, results of operations or cash flows.
2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited (“HOL”) issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective March 27, 2009, the Company has become a non-operating company.
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
Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under services agreements with HOL, which accounted for 100% of the revenue from assets management and related services for the six months ended June 30, 2009 and 2008 and has become non-operating since the termination of aforesaid service contracts with HOL in March 2009.
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2009, the Company had negative working capital and stockholders’ deficit of US$1,965,006 and US$1,958,320, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
	US$	US$
Office equipment	10,337	10,741
Computer equipment	11,362	11,646
Leasehold improvement	46,830	62,921
Motor vehicles	96,174	96,174

Total cost	164,703	181,482
Accumulated depreciation	(142,134)	(153,202)
Accumulated impairment loss	(14,593)	(17,882)
Currency translation adjustment	—	2,343

Net	7,976	12,741

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$17,271 and US$27,322 outstanding as of June 30, 2009 and December 31, 2008, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$7,742 and US$12,387 as of June 30, 2009 and December 31, 2008, respectively, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,002 with the final installments due in February 2010 and January 2011. Maturity of the debt is as follows:

	As of	As of
	June 30, 2009	December 31, 2008
	(Unaudited)
	US$	US$

Within 1 year	19,087	24,023
Over 1 year but not exceeding 2 years	1,534	8,610

	20,621	32,633
Less: Amount representing interest	(3,350)	(5,311)

Present value of net minimum lease payments	17,271	27,322

Current portion	15,981	20,100
Non-current portion	1,290	7,222

	17,271	27,322

6. Related party transactions
The balances with related parties are as follows:

		As of	As of
	Note	June 30, 2009	December 31, 2008
(Unaudited)
		US$	US$
At cost:
Advances from stockholders	(a)	1,091,119	920,193

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2009 and 2008, the Company received advances from related parties of US$171,344 and US$149,677, respectively. In addition, during the six months ended June 30, 2009 and 2008, the Company repaid advances of US$316 and US$1,175 to related parties, respectively.

In addition, during the six months ended June 30, 2009 and 2008, the Company paid US$7,742 and US$7,742, respectively, to a director in respect of operating lease charges for premises.
7. Income taxes
It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the United States. Accordingly, no United States corporate income taxes are provided for in these financial statements.
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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% for the six month periods ended June 30, 2009 and 2008, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the six months ended June 30, 2009 and 2008.
No income taxes have been provided for the subsidiary in Hong Kong as it incurred losses for taxation purposes during the six months ended June 30, 2009 and 2008. No income tax have been provided for the subsidiary in the PRC as it incurred losses for taxation purpose during the six months ended June 30, 2009 and taxation was provided for at income tax rate of 25% for the six months ended June 30, 2008.

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
10. Discontinued Operations
The Company’s principal business was the provision of professional management services relating to NPLs in the PRC. Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. All business activities of the Company were ceased on March 27, 2009. As a result, for the periods presented, the results of operations, total assets, total liabilities, and cash flows of the Company are reported as discontinued operations.
Following the discontinuance of the Company’s sole business, management has closed down all offices and terminate all employees in the PRC. Certain unavoidable costs in respect of severance payments for the termination of employees and a non-cancellable operating lease in connection with the discontinuance have been provided which has been included in other current liabilities. A summary of the provision for contract termination costs is summarized below:

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

THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO THREE MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the second quarter of 2009 was US$0 compared to US$219,303 for the comparable period last year. As the Company has discontinued its sole business with Huizhou One Limited from March 2009, no further revenue has been earned since the second quarter of 2009.
OPERATING EXPENSES. The Company’s operating expenses totaled US$44,626 for the second quarter of 2009 compared to US$270,772 for the second quarter of 2008. This represented a decrease of US$226,146 mainly due to the decrease in professional fee, rental expenses and salary paid to employees following the discontinuation of the Company’s business.

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
SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2008 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the first two quarters of 2009 totaled US$131,558 compared to US$407,732 for the comparable period last year. This represented a decrease of 68% mainly due to the decrease in the scale of business. The operating revenue has decreased significantly since the termination of all service contracts in March 2009.
OPERATING EXPENSES. The Company’s operating expenses totaled US$263,505, or 200% of operating revenues, for the first two quarters of 2009, compared to US$517,487, or 127% of operating revenues, for the first two quarters of 2008. This represented a decrease of US$253,982 mainly due to the decrease in rental expenses and salary paid to employees following the termination of contracts in March 2009.
NET NON-OPERATING EXPENSES. Net non-operating expenses for the first two quarters of 2009 totaled US$121,355 compared to US$56,253 in the first two quarter of 2008. The increase was mainly attributable to the provision for contract termination cost of US$68,267.
PROVISION FOR INCOME TAXES. No income tax expense for the six months ended June 30, 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes. For the six months ended June 30, 2008, income tax of US$7,426 was provided for profit earned by the Company’s subsidiary in PRC.
NET LOSS FROM DISCONTINUED OPERATIONS. The Company has recorded a net loss from discontinued operations of US$253,302 for the first two quarters of 2009, compared to a net loss from discontinued operations of US$173,434 for the first two quarters of 2008. Resulting from the decrease in revenue accompanied by the expenses provided for the discontinuance of the Company’s termination of business, the Company suffered a net loss in the first half of 2009 larger than the loss for the same period in 2008.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of June 30, 2009 and December 31, 2008 were US$230,372 and US$339,538, respectively. The decrease in cash and cash equivalent balances was mainly a result of the increase in cash used in operations.
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
Revenue recognition and valuation.
The Company generally recognizes asset management and related services income (which have been discontinued since April 2009) when persuasive evidence of an arrangement exists, services are rendered in accordance with the terms of agreements, the fee is fixed or determinable, and collectability is probable.
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
Date: February 5, 2010

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