Form 10-K
period 2009-12-31
CHINAWE COM INC
filed 2010-04-15
CIK 1043222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2009
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
Registrant’s telephone number, including area code: (852) 23810818

Securities registered pursuant to Section 12(b) of the Act: None

Securities registered pursuant to Section 12(g) of the Act: Common Stock, par value $0.001 per share
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☑
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☑
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. Yes ☑
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2009) was $0.00. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of April 14, 2010, there were 43,800,000 shares of Common Stock, $0.001 per share par value, outstanding.
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
The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is in the process of preparing the relevant reports and expects to be back in good standing shortly. The Company believes that the amount of taxes and penalties owed will be material to the financial statements.

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
RISKS RELATING TO OUR STOCK
POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD
Our common stock is listed on the electronic bulletin board of the over-the-counter market. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the electronic bulletin board or any other market or exchange as the approval to re-list the common stock is subject to review by applicable regulatory authorities.
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

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
The Company’s headquarters are located in Kowloon, Hong Kong.

Item 3.	Legal Proceedings.
We are not engaged in any litigation or governmental proceedings.

Item 4.	Submission of Matters to a Vote of Security Holders.
Removed.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
Market Information:
(a) Our shares of common stock, par value $.001 per share (“Common Stock”), presently are traded on the OTC Bulletin Board under the symbol “CHWE”.
The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years.

	High	Low

2009

January 1, 2009 - March 31, 2009	.01	.00
April 1, 2009 - June 30, 2009	.01	.00
July 1, 2009 - September 30, 2009	.00	.00
October 1, 2009 - December 31, 2009	.02	.01

2008

January 1, 2008 - March 31, 2008	.08	.03
April 1, 2008 - June 30, 2008	.04	.02
July 1, 2008 - September 30, 2008	.04	.01
October 1, 2008 - December 31, 2008	.01	.00
The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
On March 16, 2010, the last day the Common Stock traded, the Common Stock was quoted at $0.01 per share.
(b) As of April 14, 2010, the Company had 43,800,000 shares of Common Stock outstanding and 101 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.
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
Overview — Results of Operations
The Company’s financial statements for the year ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2009, the Company reported a net loss of US$462,276 and as of December 31, 2009 had a negative working capital and stockholders’ deficit of US$2,168,989 and US$2,165,782, respectively.
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
Year ended December 31, 2009 compared to the year ended December 31, 2008
Revenues. Revenues for the year ended December 31, 2009 were US$131, 462 as compared to US$745,425 for the year ended December 31, 2008, a decrease of 82.36%. As the Company discontinued its sole business with Huizhou One Limited in March 2009, and the Company has not generated new business in this field.
Expenses. Administrative and general expenses for the year ended December 31, 2009 were US$481,574, decreased by 50.68% as compared to US$976,434, for the year ended December 31, 2008.
The decrease in salary paid to employees, reduce in rental fee to branch offices and decrease in motor vehicle expenses were the main reasons for the total decrease of US$494,860 for the year ended December 31, 2009 compared to the year ended December 31, 2008.
Taxation. No income tax expense for the year ended December 31, 2009 was incurred because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.
As a consequence of the foregoing, we had a loss from operations for the year ended December 31, 2009 of US$359,639 as compared to loss from operations of US$290,046 for the year ended December 31, 2008. The net loss for the year ended December 31, 2009 was US$462,276, as compared to net loss of US$397,508 for the year ended December 31, 2008.
Liquidity and Capital Resources
The Company’s financial statements for the twelve months ended December 31, 2009 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2009, the Company reported a net loss of US$462,276 and as of December 31, 2009 had a negative working capital and a stockholders’ deficit of US$2,168,989 and US$2,165,782, respectively. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates
Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
Revenue Recognition. The Company currently has no operating business.
Off-Balance Sheet Arrangements
The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.
Not applicable.

Item 8.	Financial Statements and Supplementary Data.
The financial statements required by this Item are set forth at the pages indicated in Item 13 in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The Board of Directors (the “Board”) of the Company, effective March 9, 2010, dismissed Mazars CPA Limited (“Mazars”), as the Company’s independent auditors. Mazars had been the Company’s auditors since June 29, 2007. The Board dismissed Mazars in order to engage less costly independent auditors.
Mazars’ audit report on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Mazars’ reports on the Company’s consolidated financial statements for the fiscal year ended December 31, 2009 included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern.
During the Company’s two most recent fiscal years and through the subsequent interim period on or prior to March 9, 2010, (a) there were no disagreements between the Company and Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars, would have caused Mazars to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred.

The Board appointed Parker Randall CF (H. K.) CPA Limited (“Parker Randall”) as the Company’s new independent auditors (the “New Auditors”), effective from March 15, 2010.
During the Company’s two most recent fiscal years and subsequent interim period on or prior to March 15, 2010, the Company did not consult with Parker Randall regarding any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures
As of the end of the period covered by this report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2009. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this annual report.
(b) Changes in Internal Controls.
There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Management
The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title

Man Keung Alan Wai	49	Chairman of the Board, Chief Executive Officer, and President
Man Ying Ken Wai	44	Vice President, Director
Barry Yiu	49	Vice President, Director
Vivian Wai Wa Chu	39	Chief Financial Officer, Secretary and Director
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
Mr. Wai, Man Keung Alan – Chairman, Chief Executive Officer & President
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

Mr. Wai, Man Ying Ken – Director and Vice President
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
Ms. Chu, Vivian Wai Wa – Director, Chief Financial Officer & Secretary
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
Mr. Barry Yiu – Director
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
Other employees
Ms. Susan Song Hanqiu– Financial Manager
Ms. Susan Song Hanqiu joined our company in 2007. She is our Financial Manager whose responsibilities include internal control and financial reporting. She was assigned to a technical secondary school in Hunan as a teacher after she had received her bachelor degree in accounting in July 1988. Afterward, she has joined Guangzhou Medicine Group as financial manager since July 1998. She has 10 years working experience in the accounting field.
Mr. Eugene Lin – Senior Manager
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

Section 16(a) Beneficial Ownership Reporting Compliance
Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s common stock are required to report their ownership of the Company’s common stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors and owners of greater than 10% of the Company’s common stock engaged in any transactions in the Company’s common stock during the fiscal year ended December 31, 2009.
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
The Company’s philosophy is to maintain a peer-based executive compensation program comprised of fixed and performance variable elements. The design and operation of the program reflect the following objectives:
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

Incentive Compensation
Our incentive compensation programs are linked directly to earnings growth, cash flow and total shareowner return.
Employment Agreements
Our executives do not have the typical employment agreements that specify compensation or length of employment. These matters are left to the discretion of the Board of Directors and the employee. At present, there are no employment contracts with any of our executives.
No compensation was paid to the Chief Executive Officer during the years ended December 31, 2009 and December 31, 2008. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information as of April 14, 2010, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and officer and (3) all executive officers and directors as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

			Percent of Outstanding
Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Shares of Class Owned

Gonet Associates Ltd	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Vivian Wai Wa Chu	0		0
Charter One Investments Limited(4)	3,800,000		8.7
All officers and directors as a group (4 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.

(2)	Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.

(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.

The following table sets forth information as of December 31, 2009 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:
Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	5,000,000

Total	0	N/A	5,000,000
On July 25, 2001, the Board adopted the 2001 Restricted Stock Plan (the “Plan”). The purpose of the Plan is to promote the long-term growth of the Company by making awards of Common Stock to key employees and directors of the Company or its subsidiaries.
The Plan is administered by the Board. The Board is authorized, subject to the provisions of the Plan, to (i) select the participants; (ii) determine the number of shares of Common Stock to be awarded to each of the participants and the terms and conditions on which such awards will be made; (iii) establish from time to time regulations for the administration of the Plan; (iv) interpret the Plan; and (v) make all determinations deemed necessary or advisable for the administration of the Plan.
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
The Board may amend the Plan from time to time in such respects as the Board may deem advisable, provided that no change may be made in any award theretofore granted which would impair the rights of a participant, without consent of the participant. The Board may amend agreements between participants and the Company from time to time as the Board may deem advisable, provided that no change may be made in any award theretofore granted which would impair the rights of a participant without the written consent of the participant.
The Board may at any time terminate the Plan. Any such termination will not affect awards already in effect and such awards shall remain in full force and effect as if the Plan had not been terminated.
No awards may be made under the Plan subsequent to December 31, 2011. No awards have been made under the Plan as of the date of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The followings chart shows advances and repayments made in 2009:

Name	Advances made	Repayment made	Balance
	$	$	$
Gonet Associates Ltd. (1)	—	203,589	90,015
Man Keung Alan Wai	456,801	16,977	1,030,760
Man Ying Ken Wai	—	—	14,569
Vivian Wai Wa Chu	—	9,072	1,831

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.
The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai, Barry Yiu and Vivian Wai Wa Chu. None of such directors are ‘‘independent’’ as such term is defined in the Marketplace Rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.
Audit Fees.
The aggregate fees billed for the fiscal years ended December 31, 2009 and 2008 for professional services rendered by Parker Randall and Mazars, respectively, for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $15,000 and $12,821, respectively.
Audit-Related Fees.
The Company did not pay any audit-related fees to Parker Randall or Mazars for the fiscal years ended December 31, 2009 and December 31, 2008.
Tax Fees.
Neither Parker Randall nor Mazars provided any tax services to the Company in either of the fiscal years ended December 31, 2009 and December 31, 2008.
All Other Fees.
Neither Parker Randall nor Mazars provided any other services to the Company in either of the fiscal years ended December 31, 2009 and December 31, 2008.
PART IV

Item 15.	Exhibits and Financial Statement Schedules.
Documents filed as part of this Report:
1. Financial Statements of Chinawe.com Inc.:

2. Exhibits and Index:

Exhibit No.		Description

3.	(i)	Articles of Incorporation (1)

3.	(ii)	By-Laws (1)

10.1		Chinawe.com Inc. 2001 Restricted Stock Plan (3)

14		Code of Ethics (6)

21		Subsidiaries

23.1		Consent of Mazars CPA Limited

23.2		Consent of Parker Randall CF (H.K.) CPA Limited

31.1		Rule 13a-14(a)/15d-14(a) Certification

31.2		Rule 13a-14(a)/15d-14(a) Certification

32.1		Section 1350 Certification of Chief Executive Officer

32.2		Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the Securities and Exchange Commission on May 19, 2000, and hereby incorporated by reference herein.

2	Filed as an exhibit to our Company’s Information Statement, as filed with the Securities and Exchange Commission on February 12, 2001, and hereby incorporated by reference herein.

3	Filed as an exhibit to our Company’s Form S-8, as filed with the Securities and Exchange Commission on October 17, 2001, and hereby incorporated by reference herein.

4	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on August 23, 2005, and hereby incorporated by reference herein.

5	Filed as an exhibit to our Company’s Quarterly Report on Form 10-QSB, as filed with the Securities and Exchange Commission on May 23, 2005, and hereby incorporated by reference herein.

6	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the Securities and Exchange Commission on April 14, 2005, and hereby incorporated by reference herein.

INDEX TO FINANCIAL STATEMENTS
Years ended December 31, 2009 and 2008

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
CHINAWE.COM INC.
We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2009 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2009 and the results of its operations and its cash flows for the year ended December 31, 2009, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2(b) to the financial statements, the Company had negative working capital and stockholders’ deficit as of December 31, 2009 of US$2,168,989 and US$2,165,781, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
/s/ PARKER RANDALL CF (H.K.) CPA LIMITED
Certified Public Accountants
Hong Kong
April 15, 2010

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
CHINAWE.COM INC.
We have audited the accompanying consolidated balance sheet of Chinawe.com Inc. (the “Company”) as of December 31, 2008 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.
We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. Our audit also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management and evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2008 and the results of its operations and its cash flows for the year ended December 2008, in conformity with accounting principles generally accepted in the United States of America.
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
/s/ Mazars CPA Limited
Certified Public Accountants
Hong Kong
April 15, 2009

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

		Year ended December 31,
	NOTE	2009	2008
		US$	US$

OPERATING REVENUES
Asset management and related services		131,462	745,425

		131,462	745,425
Depreciation of property, plant and equipment		(9,528)	(41,155)
Impairment loss on property, plant and equipment		—	(17,882)
Administrative and general expenses		(481,573)	(976,434)

LOSS FROM OPERATIONS		(359,639)	(290,046)

NON-OPERATING INCOME (EXPENSE)
Other income		3,918	12,594
Interest		(3,923)	(19,526)
Surcharge on taxes		(102,632)	(100,530)

LOSS BEFORE INCOME TAXES		(462,276)	(397,508)

Income tax expense	5	—	—

NET LOSS		(462,276)	(397,508)

OTHER COMPREHENSIVE LOSS
Foreign currency translation		1,424	(18,774)

COMPREHENSIVE LOSS		(460,852)	(416,282)

Basic and diluted net income per share of common stock		(0.0105)	(0.0091)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED BALANCE SHEETS

		As of December 31,
	Note	2009	2008
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		33,427	339,538
Prepayments, deposits and other debtors		18,121	30,419
Due from a director		254,918	—
Due from the related parties		5,523	—

Total current assets		311,989	369,957

Property, plant and equipment, net	3	3,208	12,741

TOTAL ASSETS		315,197	382,698

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		272,476	294,208
Customer deposits received		—	134,952
Current portion of long-term debt	4	7,216	20,100
Due to related parties	6	1,392,093	920,193
Income tax payable		453,673	457,618
Surcharge on taxes		355,520	253,335

Total current liabilities		2,480,978	2,080,406

Long term liabilities:
Non-current portion of long-term debt	4	—	7,222

Contingencies and commitments	9

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,290,734)	(1,828,458)
Accumulated other comprehensive loss		(4,796)	(6,220)

Total stockholders’ deficit		(2,165,782)	(1,704,930)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		315,197	382,698

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

					Accumulated
			Capital		other	Total
	Number		in excess	Accumulated	comprehensive	Stockholders’
	of shares	Amount	of par	losses	(loss) income	deficit
		US$	US$	US$	US$	US$
Balance as of January 1, 2008	43,800,000	43,800	85,948	(1,430,950)	12,554	(1,288,648)

Comprehensive loss:
Net loss for the year	—	—	—	(397,508)	—	(397,508)

Currency translation adjustment	—	—	—	—	(18,774)	(18,774)

Total comprehensive loss						(416,282)

Balance as of December 31, 2008	43,800,000	43,800	85,948	(1,828,458)	(6,220)	(1,704,930)

Comprehensive loss:
Net loss for the year	—	—	—	(462,276)	—	(462,276)

Currency translation adjustment	—	—	—	—	1,424	1,424

Total comprehensive loss						(460,852)

Balance as of December 31, 2009	43,800,000	43,800	85,948	(2,290,734)	(4,796)	(2,165,782)

The accompanying notes are an integral part of these financial statements.

CHINAWE.COM INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2009	2008
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(462,276)	(397,508)
Adjustments to reconcile net income to net cash provided by (used in) operating activities:
Depreciation	9,533	41,155
Impairment loss on property, plant and equipment	—	17,882
Gain on disposal of property, plant and equipment	—	(11,634)
Changes in operating assets and liabilities:
Accounts receivable, net	—	2,365
Prepayments, deposits and other debtors	(260,441)	27,981
Customer deposits received	12,297	(29,633)
Accrued expenses and other current liabilities	1,090,063	(28,294)
Surcharge on taxes	102,185	100,530
Income tax payable	(3,945)	(1,332)

NET CASH PROVIDED BY (USED IN) OPERATING ACTIVITIES	487,416	(278,488)

CASH FLOWS FROM INVESTING ACTIVITIES
Proceeds from disposal of property, plant and equipment	—	11,759
Purchase of property, plant and equipment	—	(6,447)

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	5,312

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(20,106)	(20,099)
Advance from related parties	145,347	321,024
Repayment to related parties	(920,193)	(8,498)

NET CASH (USED IN) PROVIDED BY FINANCING ACTIVITIES	(794,952)	292,427

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(307,535)	19,251
Cash and cash equivalents, beginning of period	339,538	301,695
Effect of exchange rate changes	1,425	18,592

CASH AND CASH EQUIVALENTS, END OF PERIOD	33,427	339,538

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	3,923	19,526

NON-CASH TRANSACTION
Assignment of amount due to a director to a stockholder (see note 6(a))	145,347	143,001

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
Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under service agreements with Huizhou One Limited (“HOL”), a subsidiary of Citigroup Financial Products Inc. (“CFP”),which accounted for 100% of the revenue from assets management and related service for the years ended December 31, 2009. There is no substantial business being operated by the Company currently.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of accounting
The financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America (“US”). The functional currency of its major subsidiary is Renminbi (“RMB”). The financial statements are presented in US dollars (“US$”).
(b) Going concern considerations
These financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2009, the Company had negative working capital and stockholders’ deficit of US$2,168,989 and US$2,165,781, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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
(g) Revenue recognition
The Company has no substantial business currently.
(h) Operating leases
Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rentals payable under operating leases are recorded in the statement of operations on a straight-line basis over the lease term.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
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
(j) Earnings (loss) per common share
Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2009 or 2008.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)
(n) Comprehensive income
Statement of Financial Accounting Standards (“SFAS”) No. 130, “Reporting Comprehensive Income”, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company’s components of comprehensive income include net loss for the year and a foreign currency translation adjustment.
(o) Related parties
Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.
(p) New accounting pronouncements
In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact the Company’s results of operations or the fair values of its assets and liabilities.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s results of operations or financial condition. The Company evaluated all subsequent events that occurred from January 1, 2010 through January 30, 2010, inclusive, and did not find any material subsequent events are required to disclose.
In June 2009, the FASB issued SFAS No. 166 “Accounting For Transfers Of Financial Assets” (“SFAS 166). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect the adoption of SFAS 166 to have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as ASC 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operations and is currently not yet in a position to determine such effect.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 is effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a significant impact on the Company’s financial statements.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 shall be effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operations and is currently not yet in a position to determine such effects.

None of the above new pronouncements has current application to the Company, but may be applicable to the Company’s future financial reporting.
3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

	As of December 31,
	2009	2008
	US$	US$
Office equipment	11,869	10,741
Computer equipment	50,760	11,646
Leasehold improvement	57,004	62,921
Motor vehicle	103,065	96,174

	222,699	181,482
Accumulated depreciation	(219,487)	(153,202)
Accumulated impairment loss	—	(17,882)
Currency translation adjustment	(4)	2,343

Net	3,208	12,741

4. LONG-TERM DEBTS
Long-term debt consists of obligation under capital leases with US$7,216 and US$7,322 outstanding as of December 31, 2009 and 2008, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$3,095, bearing interest at 3-5% per annum and is repayable in monthly installments of US$2,002, with the final installments due in February 2010 and January 2011, respectively. Maturity of the debt is as follows:
Payable during the following periods:

	As of December 31,
	2009	2008
	US$	US$

Within 1 year	8,605	24,023
Over 1 year but not exceeding 2 years	—	8,610
Over 2 years but not exceeding 3 years	—	—

	8,605	32,633
Less: Amount representing interest	(1,388)	(5,311)

Present value of net minimum lease payments	7,216	27,322

Current portion	7,216	20,100
Non-current portion	—	7,222

	7,216	27,322

5.	INCOME TAXES
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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong income tax at 16.5% and 16.5% for the years ended December 31, 2009 and 2008, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% and 33% for the years ended December 31, 2009 and 2008, respectively.
No income taxes have been provided for the Hong Kong and PRC subsidiaries as they have incurred losses for taxation purpose in current year.
The reconciliation between the effective tax rate and the statutory US federal income tax rate is as follows:

	Year ended
	December 31,
	2009	2008
	% of Pre-	% of Pre-
	Tax Income	Tax Income

US federal income tax rate	34	34
Differences in tax rates in the countries in which the Company operates	(6)	(11)
Deferred tax asset valuation allowance	(6)	(2)
Non-deductible expenses	(22)	(21)

	—	—

The Company’s deferred tax asset is as follows:

	As of December 31,
	2009	2008
	US$	US$

Hong Kong operating losses carry forward	145,963	185,971
PRC operating losses carry forward	18,344	7,161
Deferred tax asset valuation allowance	(164,307)	(193,132)

Net deferred tax asset	—	—

As of December 31, 2009 and 2008, the Company had Hong Kong and PRC operating losses carry forwards of approximately US$1,420,842 and US$1,149,455, respectively. The operating loss in Hong Kong has no expiry date and the operating loss in PRC will expire five years after the loss was incurred. Management has provided a full valuation allowance for the deferred tax asset as it is more likely than not that the asset will not be realized.
6. RELATED PARTY BALANCES AND TRANSACTIONS
The balances with related parties are as follows:

			As of December 31,
	NOTE		2009	2008
			US$	US$

At cost:
Loan from a director, including interest	(a	)	—	—
Advances from stockholders	(b	)	1,392,093	920,193

			1,392,093	920,193

Note:
(a)
The amount due to the director was unsecured, interest bearing at 23% per annum and repayable on demand. On July 1, 2008, the director assigned the amount due to her to a stockholder who is also a director of the Company. The stockholder has agreed not to demand repayment of this unsecured loan if such repayment would have a material adverse impact on the Company and no interest will be charged on the advance. Accordingly, the assigned amount is now included under “Advances from Stockholders”.

(b)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the twelve months ended December 31, 2009 and 2008, the Company received advances from related parties of US$5,523 and US$321,024, respectively. In addition, during the twelve months ended December 31, 2009 and 2008, the Company repaid advances of US$315,501 and US$8,498 to related parties, respectively.

7. OPERATING LEASE COMMITMENTS
The Company had total future minimum lease payments under non-cancelable operating lease payable as follows:

	As of December 31,
	2009	2008
	US$	US$

Within one year	3,868	88,320
In the second to fifth years inclusive	—	1,171

	3,868	89,491

Operating lease payments of US$102,041 and US$120,052 for the years ended December 31, 2009 and 2008, respectively, represent rental paid by the Company for its office premises and staff quarters of which leases are negotiated for a term of one year.

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
During the years ended December 31, 2009 and 2008, the aggregate amount of the Company’s contributions amounted to US$9,834 and US$37,513, respectively.
9. CONTINGENCIES
One of the subsidiaries in the PRC is subject to the PRC enterprise income tax and business tax. However, up to December 31, 2009, the Company only submitted tax returns and made payments for a portion of the total tax liabilities, which is not in compliance with the tax laws and regulations in the PRC. For this reason, the Company has made full provision for all tax liabilities in accordance with the relevant tax laws and regulations, together with a surcharge that may be levied on the Company at a daily rate of 0.05% of the underpaid taxes.
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
10. STOCK PLAN
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. Through 2009, no awards have been made under the Plan.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHINAWE.COM INC.

By:	/s/ Man Keung Wai
Man Keung Wai
Chairman of the Board
Date: April 15, 2010
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai Man Keung Wai	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	April 15, 2010

/s/ Man Ying Ken Wai Man Ying Ken Wai	Vice President of Marketing, Director	April 15, 2010

/s/ Vivian Wai Wa Chu Vivian Wai Wa Chu	Chief Financial Officer, Secretary and Director (Principal Financial Officer)	April 15, 2010

/s/ Barry Yiu Barry Yiu	Vice President and Director	April 15, 2010