Form 10-Q
period 2010-03-31
CHINAWE COM INC
filed 2010-05-17
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2010
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 14, 2010

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	NOTE	2010	2009
		US$	US$

OPERATING REVENUES
Asset management and related services		—	131,558

		—	131,558

Depreciation		(2,349)	(2,383)
Administrative and general expenses		(97,687)	(216,496)

LOSS FROM OPERATIONS		(100,036)	(87,321)

NON-OPERATING INCOME (EXPENSE)
Interest		(776)	(981)
Surcharge on taxes	8	—	(25,700)
Provision for contract termination costs		—	(68,267)
Other income		4	229
Other expense		—	—

LOSS BEFORE INCOME TAXES		(100,808)	(182,040)

Income tax expense	7	—	—

NET LOSS		(100,808)	(182,040)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		29,428	100

COMPREHENSIVE LOSS		(71,380)	(181,940)

Basic and diluted net income per share of common stock		(0.0023)	(0.0042)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	March 31, 2010	December 31, 2009
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		19,336	33,427

Accounts receivable		—	—

Prepayments, deposits and other debtors		17,277	18,121
Due from director		255,254	254,918
Due from related parties	6	6,395	5,523

Total current assets		298,262	311,989

Property, plant and equipment, net	4	858	3,208

TOTAL ASSETS		299,120	315,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		271,823	272,476
Current portion of long-term debt	5	3,224	7,216
Due to related parties	6	1,446,254	1,392,093
Income tax payable	7	454,198	453,673
Surcharge on taxes	8	355,988	355,520

Total current liabilities		2,531,487	2,480,978

Contingencies and commitments	8

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,391,543)	(2,290,734)
Accumulated other comprehensive loss		29,428	(4,796)

Total stockholders’ deficit		(2,232,367)	(2,165,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		299,120	315,197

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2010	2009
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	(100,808)	(182,040)

Adjustments to reconcile net income to net cash provided by operating activities:

Depreciation	2,349	2,383

Changes in operating assets and liabilities:
Accounts receivable, net	—	(38,867)
Prepayments, deposits and other debtors	845	1,619
Customer deposits received	—	(16,545)
Accrued expenses and other current liabilities	(653)	60,673
Surcharge on taxes	468	25,700
Income tax payable	525	(3,709)

NET CASH USED IN OPERATING ACTIVITIES	(97,274)	(150,786)

CASH FLOWS FROM FINANCING ACTIVITIES

Repayment of long-term debt	(3,992)	(5,026)

Advance from related parties	53,824	64,805

Repayment to related parties	(872)	(5,676)

NET CASH PROVIDED BY FINANCING ACTIVITIES	48,960	54,103

NET DECREASE IN CASH AND CASH EQUIVALENTS	(48,314)	(96,683)

Cash and cash equivalents, beginning of period	33,427	339,538
Effect of exchange rate changes	34,223	(62)

CASH AND CASH EQUIVALENTS, END OF PERIOD	19,336	242,793

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION

Cash paid for interest	776	981
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of Chinawe.com (“Chinawe”) as of March 31, 2010 and December 31, 2009, and its results of operations for the three months ended March 31, 2010 and 2009. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
The balance sheet at December 31, 2009 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2009.
Adoption of recently issued accounting pronouncements
In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 is not anticipated to materially impact the Company’s results of operations or the fair values of its assets and liabilities.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of SFAS No. 165 did not have an impact on the Company’s results of operations or financial condition. The Company evaluated all subsequent events that occurred from January 1, 2010 through January 30, 2010, inclusive, and did not find any material subsequent events required to be disclosed.
In June 2009, the FASB issued SFAS No. 166 “Accounting For Transfers Of Financial Assets” (“SFAS 166”). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2011. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect that the adoption of SFAS 166 will have a material impact on the Company’s financial position, results of operations and cash flows.
In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as Accounting Standards Codification (“ASC”) 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operations and is currently not yet in a position to determine such effect.
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
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2011. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operations and is currently not yet in a position to determine such effect.
None of the above new pronouncements has current application to the Company, but one or more of such pronouncements may be applicable to the Company’s future financial reporting.
2. Organization
Chinawe.com was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited (“HOL”), issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company has become a non-operating company.
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
Chinawe Asset Management (PRC) Limited was established in the PRC in April 2005 to service the NPLs under services agreements with HOL, which accounted for 100% of the revenue from assets management and related services for the three months ended March 31, 2010 and 2009.

3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2010, the Company had negative working capital and stockholders’ deficit of US$2,233,225 and US$2,232,367, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
4. Property, plant and equipment, net
Property, plant and equipment is summarized as follows:

	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	US$	US$
Office equipment	11,909	11,869
Computer equipment	50,753	50,760
Leasehold improvement	57,221	57,004
Motor vehicles	103,056	103,065

Total cost	222,939	222,699
Accumulated depreciation	(222,081)	(219,487)
Accumulated impairment loss	—	—
Currency translation adjustment	—	(4)

Net	858	3,208

5. Long-term debt
Long-term debt consists of obligations under capital leases for purchases of vehicles with US$3,224 and US$7,216 outstanding as of March 31, 2010 and December 31, 2009, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$774 and US$10,064 as of March 31, 2010 and December 31, 2009, respectively, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,002 with the final installment due in January 2011. Maturity of the debt is as follows:

	As of	As of
	March 31, 2010	December 31, 2009
	(Unaudited)
	US$	US$

Within 1 year	7,672	8,605
Over 1 year but not exceeding 2 years	(3,224)	—

	4,448	8,6058
Less: Amount representing interest	(1,224)	(1,389)

Present value of net minimum lease payments	3,224	7,216

Current portion	3,224	7,216
Non-current portion

	3,224	7,216

6. Related party transactions
The balances with related parties are as follows:

		As of	As of
	Note	March 31, 2010	December 31, 2009
(Unaudited)
		US$	US$
At cost:
Loan from a director, including interest	(a)	—	—
Advances from stockholders	(b)	1,446,254	1,392,093

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

(b)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2010 and 2009, the Company received advances from related parties of US$53,824 and US$64,805, respectively. In addition, during the three months ended March 31, 2010 and 2009, the Company repaid advances of US$872 and US$5,676 to related parties, respectively.

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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% and 16.5% for the three month periods ended March 31, 2010 and 2009, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% and 25% for the three months ended March 31, 2010 and 2009, respectively.
No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purposes during the three months ended March 31, 2010 and 2009, respectively.
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
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of March 31, 2010 and December 31, 2009, no awards have been made under the Plan.

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
Overview — Results of Operations
Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its confirmation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued.

	Three months ended March 31,
	2010	2009
	(Unaudited)
	US$	US$

Turnover	—	131,558
Operating costs	(97,293)	(218,879)
Finance costs	(776)	(981)
Other income	4	229

Loss before taxation	(98,065)	(88,073)
Taxation	—	(25,700)

Loss before minority interest	(98,065)	(113,773)
Minority interest	—	—

Net loss attributable to discontinued operations	(98,065)	(113,773)

THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED) COMPARED TO THREE MONTHS ENDED MARCH 31, 2009 (UNAUDITED)
OPERATING REVENUES. Operating revenues for the first quarter of 2010 totaled US$0 compared to US$131,558 for the comparable period last year.
OPERATING EXPENSES. The Company’s operating expenses totaled US$97,293 for the first quarter of 2010 compared to US$218,879 for the first quarter of 2009. This represented a decrease of US$121,586.
NET NON-OPERATING EXPENSES. Net non-operating expenses for the first quarter of 2010 totaled US$776 compared to US$981 in the first quarter of 2009.
PROVISION FOR INCOME TAXES. No income tax expense for the three months ended March 31, 2010 and 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM OPERATIONS. The Company has recorded a net loss from discontinued operations of US$98,065 for the first quarter of 2010, compared to a net loss from discontinued operations of US$113,733 for the first quarter of 2009.
Liquidity and Capital Resources
The Company is currently financing its operations primarily through cash generated from financing activities. See Note 3 to the Notes to Financial Statements.

Cash and cash equivalent balances as of March 31, 2010 and March 31, 2009 were US$19,336 and US$242,793, respectively. Net cash used in operating activities was US$97,361 and US$150,786 for the three months ended March 31, 2010 and 2009, respectively.
Net cash provided by financing activities was US$47,505 and US$54,103 in the three months ended March 31, 2010 and 2009, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.
During the three months ended March 31, 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the three months ended March 31, 2010 and 2009, the Company had no material purchases or investments.
Critical Accounting Policies
Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
Revenue recognition and valuation.
The Company currently has no operating business.
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
Future Operations
The Company is seeking investment opportunities that may provide revenues for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified and adequate financing is available for the acquisition or development thereof, that the receipt of revenues is probable.
Item 3. Quantitative and Qualitative Disclosures About Market Risk.
We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding long-term liabilities are mostly loans from a director or other related parties, which are unsecured and interest rate fixed or interest-free. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives. Management has continuously paid great attention to the financial leverage in business development and interest expenses in operations.

Item 4T. Controls and Procedures.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2010. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 17, 2010	CHINAWE.COM INC. (Registrant)
	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Vivian Chu
Vivian Chu
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer