Form 10-Q
period 2010-06-30
CHINAWE COM INC
filed 2010-08-16
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2010
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
Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 13, 2010

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Six months ended June 30,
	NOTE	2010	2009
		(Unaudited)
		US$	US$
OPERATING REVENUES
On-line services income		—	—
Asset management and related services		—	131,623

		—	131,623
Depreciation		(3,139)	(4,765)
Administrative and general expenses		(120,172)	(363,147)

INCOME/(LOSS) FROM OPERATIONS		(123,311)	(236,289)

NON-OPERATING INCOME (EXPENSE)
Interest		(1,139)	(1,961)
Surcharge on taxes		—	(25,716)
Other income		1,391	397

INCOME/(LOSS) BEFORE INCOME TAXES		(123,059)	(263,569)

Income tax expense	7	—	—

NET INCOME/(LOSS)		(123,059)	(263,569)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		35,971	34,069

COMPREHENSIVE INCOME/(LOSS)		(87,088)	(229,500)

Basic and diluted net income per share of common stock		(0.002)	(0.006)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	June 30, 2010	December 31, 2009
		(Unaudited)
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		17,077	33,427
Prepayments, deposits and other receivables		15,458	23,644
Amount due from a director — Wai Man Keung		256,431	254,918

Total current assets		288,966	311,989

Property, plant and equipment, net	4	56	3,208

TOTAL ASSETS		289,022	315,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		270,262	272,476
Current portion of long-term debt	5	1,285	7,216
Due to related parties	6	1,456,014	1,392,093
Income tax payables	7	456,388	453,673
Surcharge on taxes		357,943	355,520

Total current liabilities		2,541,892	2,480,978

Contingencies and commitments	8

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(2,413,793)	(2,290,734)
Accumulated other comprehensive loss		31,175	(4,796)

Total stockholders’ deficit		(2,252,870)	(2,165,781)

TOTAL LIABILITIES AND STOCK HOLDERS’ DEFICIT		289,022	315,197

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2010	2009
	(Unaudited)
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(123,059)	(263,569)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,139	4,765
Changes in operating assets and liabilities:
Accounts receivable, net	—	(38,875)
Prepayments, deposits and other receivables	8,186	12,308
Customer deposits received	—	(17,179)
Accrued expenses and other current liabilities	2,214	(23,748)
Surcharge on taxes	(192)	25,703
Income tax payable	(214)	(3,793)

NET CASH PROVIDED BY OPERATING ACTIVITIES	(109,926)	(304,388)

CASH FLOWS FROM INVESTING ACTIVITIES
Purchase of property, plant, equipment	239	1

NET CASH USED IN INVESTING ACTIVITIES	239	1

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	(5,931)	(10,051)
Advance from related parties	63,921	171,344
Repayment to related parties	—	(311)

NET CASH USED IN FINANCING ACTIVITIES	57,990	160,982

NET (DECREASE) INCREASE IN CASH AND CASH EQUIVALENTS	(51,697)	(143,405)

Cash and cash equivalents, beginning of period	33,427	339,538

Effect of exchange rate changes	35,346	34,239

CASH AND CASH EQUIVALENTS, END OF PERIOD	17,076	230,372

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	1,139	1,961
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of June 30, 2010 and December 31, 2009, and its results of operations for the six months ended June 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
In June 2009, the FASB issued SFAS No. 166 “Accounting For Transfers Of Financial Assets” (“SFAS 166”). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and is required to be adopted by the Company in the first quarter of fiscal year 2010. Earlier application is prohibited. This Statement must be applied to transfers occurring on or after the effective date. The Company does not expect that the adoption of SFAS 166 will have a material impact on the Company’s financial position, results of operations and cash flows.

In June 2009, the FASB issued SFAS No.167, “Amendments to FASB Interpretation No.46(R)”, which is codified as Accounting Standards Codification (“ASC”) 810. ASC 810 amends FASB Interpretation No.46(R), “Variable Interest Entities” for determining whether an entity is a variable interest entity (“VIE”) and requires an enterprise to perform an analysis to determine whether the enterprise’s variable interest or interests give it a controlling financial interest in a VIE. Under ASC 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. Earlier application is prohibited. ASC 810 is effective for the Company in the first quarter of fiscal 2010. The Company is currently evaluating the effect of ASC 810 on its financial statements and results of operations and is currently not yet in a position to determine such effect.
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
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 is effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 is effective for the Company in the first quarter of fiscal 2010. The Company is currently evaluating the effect of ASU 2009-17 on its financial statements and results of operations and is currently not yet in a position to determine such effect.
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
The consolidated financial statements include the accounts of Chinawe and the following subsidiaries (collectively referred to as the “Company”):
Officeway Technology Limited (“Officeway”); a company incorporated in the British Virgin Islands in December 1999, which was formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (“CAM (HK)”).
CAM (HK); a company incorporated in Hong Kong in June 1997, which is an investment holding company.

Chinawe Asset Management (PRC) Limited (“CAM (PRC)”) was established in the PRC in April 2005 to service the NPLs under services agreements with HOL, which accounted for 100% of the revenue from assets management and related services for the six months ended June 30, 2009.
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2010, the Company had negative working capital and stockholders’ deficit of US$2,252,870 and US$2,165,781, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of	As of
	June 30 , 2010	December 31, 2009
	(Unaudited)
	US$	US$
Office equipment	11,909	11,869
Computer equipment	50,753	50,760
Leasehold improvement	57,221	57,005
Motor vehicles	103,056	103,065

Total cost	222,939	222,699
Accumulated depreciation	(222,881)	(219,487)
Currency translation adjustment	(2)	(4)

Net	56	3,208

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$1,285 and US$7,216 outstanding as of June 30, 2010 and December 31, 2009, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$10,064 and US$12,387 as of June 30, 2010 and December 31, 2009, respectively, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,002 with the final installment due in January 2011. Maturity of the debt is as follows:

	As of	As of
	June 30, 2010	December 31, 2009
	(Unaudited)
	US$	US$

Within 1 year	2,139	8,605

Less: Amount representing interest	(854)	(1,389)

Present value of net minimum lease payments	1,285	7,216

Current portion	1,285	7,216

	1,285	7,216

6. Related party transactions
The balances with related parties are as follows:

			As of	As of
	Note		June 30 , 2010	December 31, 2009
(Unaudited)
			US$	US$
Advances from stockholders	(a	)	1,465,014	1,392,093

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2010 and 2009, the Company received advances from related parties of US$72,921 and US$171,344, respectively. In addition, during the six months ended June 30, 2009, the Company repaid advances of US$311 to related parties.

7. Income tax payables
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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% for the three month periods ended June 30, 2010 and 2009, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the six months ended June 30, 2010 and 2009.

No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purposes during the six months ended June 30, 2010 and 2009, respectively.
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
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of June 30, 2010 and December 31, 2009, no awards have been made under the Plan.
10. Subsequent Event
On July 26, 2010, Vivian Chu (“Chu”), Officeway, a wholly owned subsidiary of the Company, and ZHU Guangming (the “Purchaser”) entered into a purchase agreement (the “Agreement”). Pursuant to the Agreement, Chu and Officeway sold all of the outstanding shares of CAM (HK) to the Purchaser for an aggregate purchase price of $1.00. By purchasing all of the outstanding shares of CAM (HK), the Purchaser assumed approximately $1,900,000 of debt of CAM (HK) (which includes approximately $1,500,000 owed to a director of the Company).

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

	Three months ended June 30,		Six months ended June 30,
	2010	2009	2010	2009
			(Unaudited)
	US$	US$	US$	US$
Turnover	—	65	—	131,623
Operating costs	(26,018)	(149,033)	(123,311)	(367,912)
Finance costs	(363)	(980)	1,139	(1,961)
Other income	1,387	168	1,391	397

Loss before taxation	(24,994)	(149,780)	(123,059)	(237,853)
Taxation	—	(16)	—	(25,716)

Loss before minority interest	(24,994)	(149,796)	(123,059)	(263,569)
Minority interest	—	—	—	—

Net loss attributable to discontinued operation	(24,994)	(149,796)	(123,059)	(263,569)

THREE MONTHS ENDED JUNE 30, 2010 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
OPERATING REVENUES
Operating revenues for the three months ended June 30, 2010 were US$0 compared to US$0 for the comparable period last year.
OPERATING EXPENSES
The Company’s operating expenses totaled US$26,018 for the three months ended June 30, 2010, compared to US$149,033. This represented a decrease of US$123,015.
NET NON-OPERATING EXPENSES
Net non-operating expenses for the second quarter of 2010 totaled US$363, compared to US$980 for the second quarter of 2009.
PROVISION FOR INCOME TAXES
No income tax expense for the three months ended June 30, 2010 and 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of US$24,994 for the second quarter of 2010, compared to a net loss from discontinued operations of US$149,796 for the second quarter of 2009.
SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED) COMPARED TO SIX MONTHS ENDED JUNE 30, 2009 (UNAUDITED)
OPERATING REVENUES
Operating revenues for the six months ended June 30, 2010 were US$0 compared to US$131,623 for the comparable period last year.
OPERATING EXPENSES
The Company’s operating expenses totaled US$123,311, for the six months ended June 30, 2010, compared to US$367,912, for the first two quarters of 2009. This represented a decrease of US$244,601.

NET NON-OPERATING EXPENSES
Net non-operating expenses for the first two quarters of 2010 totaled US$1,139 compared to US$1,961 in the first two quarters of 2009.
PROVISION FOR INCOME TAXES
No income tax expense for the six months ended June 30, 2010 and 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of US$123,059 for the first two quarters of 2010, compared to a net loss from discontinued operations of US$263,569 for the first two quarters of 2009.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of June 30, 2010 and June 30, 2009 were US$17,076 and US$230,372, respectively.
Net cash used in operating activities of discontinued operations was US$128,033 and US$304,388 for the six months ended June 30, 2010 and 2009, respectively.
Net cash provided by financing activities of discontinued operations was US$65,240 and US$160,982 in the six months ended June 30, 2010 and 2009, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.
During the six months ended June 30, 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the six months ended June 30, 2010 and 2009, the Company had no material purchases or investments.
CRITICAL ACCOUNTING POLICIES
Given that the Company currently has no operating business, there are no critical accounting policies that currently affect our financial condition and results of operations.
Related party transactions
We do not have any of the following:
•	Trading activities that include non-exchange traded contracts accounted for at fair value.

•	Relationships and transactions with persons or entities that derive benefits from any non-independent relationships other than related party transactions discussed in this Report.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2010. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 16, 2010	CHINAWE.COM INC. (Registrant)
	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Vivian Chu
Vivian Chu
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer