Form 10-Q
period 2010-09-30
CHINAWE COM INC
filed 2010-11-22
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2010
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes ☑     No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 15, 2010

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION
Item 1. Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine months ended September 30,
	NOTE	2010	2009
		US$	US$

OPERATING REVENUES
Asset management and related services		—	131,558

		—	131,558
Depreciation		(3,149)	(7,148)
Administrative and general expenses		(132,321)	(303,194)

LOSS FROM OPERATIONS		(135,470)	(178,784)

NON-OPERATING INCOME (EXPENSE)
Interest		(1,143)	(2,942)
Surcharge on taxes		—	(77,373)
Other income		1,396	575
Gain on disposal of subsidiaries		1,824,761
Provision for contract termination cost		—	(68,267)

INCOME/(LOSS) BEFORE INCOME TAXES		1,689,544	(326,791)

Income tax expense	7	—	—

NET INCOME/(LOSS)		1,689,544	(326,791)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		6,414	(348)

COMPREHENSIVE INCOME/(LOSS)		1,695,958	(327,139)

Basic and diluted net income/(loss) per share of common stock		0.039	(0.007)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
		September 30,	December 31,
	Note	2010	2009
		US$	US$

ASSETS
Current assets:
Cash and cash equivalents		—	33,427
Prepayments, deposits and other receivables		—	23,644
Amount due from a director — Wai Man Keung		—	254,918

Total current assets		—	311,989

Property, plant and equipment, net		—	3,208

TOTAL ASSETS		—	315,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		94,132	272,476
Current portion of long-term debt	5	—	7,216
Amount due to a director — Wai Man Keung		10,204	—
Due to related parties	6	310,053	1,392,093
Income tax payables	7	55,436	453,673
Surcharge on taxes		—	355,520

Total current liabilities		469,824	2,480,978

Contingencies and commitments
Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		85,948	85,948
Accumulated losses		(601,190)	(2,290,734)
Accumulated other comprehensive loss		1,618	(4,796)

Total stockholders’ deficit		(469,824)	(2,165,781)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	315,197

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2010	2009
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	1,689,544	(326,791)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,149	7,148
Gain on disposal	(1,824,761)	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	(3,445)	11,816
Customer deposits received	—	(56,054)
Accrued expenses and other current liabilities	(7,802)	(73,912)
Surcharge on taxes	(192)	77,305
Income tax payable	(214)	(3,794)
Provision for effect of exchange rates		28,918

NET CASH USED IN OPERATING ACTIVITIES	(143,721)	(335,364)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from disposal of subsidiary	(16,367)	—

NET CASH USED IN INVESTING ACTIVITIES	(16,367)	—

CASH FLOWS FROM FINANCING ACTIVITIES
New loan raise	34,147
Repayment of long-term debt	(40,719)	(15,077)
Advance from related parties	84,924	264,955
Repayment to related parties	—	(311)

NET CASH USED IN FINANCING ACTIVITIES	78,352	249,567

NET DECREASE IN CASH AND CASH EQUIVALENTS	(81,736)	(85,797)

Cash and cash equivalents, beginning of period	33,427	339,538

Effect of exchange rate changes	48,309	170

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	253,911

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	1,143	2,942
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of September 30, 2010 and December 31, 2009, and its results of operations for the nine months ended September 30, 2010 and 2009. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.
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
Adoption of recently issued accounting pronouncements
In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FSP 157-4, “Determining Fair Value When the Volume and Level of Activity For the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly” (“FSP 157-4”). FSP 157-4 provides additional guidance for estimating fair value in accordance with SFAS 157 when the volume and level of activity for the asset or liability have significantly decreased. FSP 157-4 also includes guidance on identifying circumstances that indicate a transaction is not orderly. FSP 157-4 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. FSP 157-4 does not require disclosures for earlier periods presented for comparative purposes at initial adoption. In periods after initial adoption, FSP 157-4 requires comparative disclosures only for periods ending after initial adoption. The adoption of the provisions of FSP 157-4 did not have a material impact on the Company’s consolidated financial statements.
In May 2009, the FASB issued SFAS No. 165, “Subsequent Events” (“SFAS 165”). SFAS 165 establishes general standards for accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued and was effective for interim and annual periods ending after June 15, 2009. The adoption of the provisions of SFAS No. 165 did not have a material impact on the Company’s consolidated financial statements.
In June 2009, the FASB issued SFAS No. 166 “Accounting For Transfers Of Financial Assets” (“SFAS 166”). This statement is intended to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial reports about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor’s continuing involvement in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, and was required to be adopted by the Company in the first quarter of fiscal year 2010. This Statement must be applied to transfers occurring on or after the effective date. The adoption of the provisions of SFAS 166 did not have a material impact on the Company’s consolidated financial statements.
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

Under ASC 810, an enterprise has a controlling financial interest when it has (a) the power to direct the activities of a VIE that most significantly impact the entity’s economic performance and (b) the obligation to absorb losses of the entity or the right to receive benefits from the entity that could potentially be significant to the VIE. ASC 810 also requires an enterprise to assess whether it has an implicit financial responsibility to ensure that a VIE operates as designed when determining whether it has power to direct the activities of the VIE that most significantly impact the entity’s economic performance. ASC 810 also requires ongoing assessments of whether an enterprise is the primary beneficiary of a VIE, requires enhanced disclosures and eliminates the scope exclusion for qualifying special-purpose entities. ASC 810 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. ASC 810 was effective for the Company in the first quarter of fiscal 2010. The adoption of the provisions of ASC 810 did not have a material impact on the Company’s consolidated financial statements.
In August 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-05, “Measuring Liabilities at Fair Value”, which is codified as ASC 820, “Fair Value Measurements and Disclosures”. This Update provides amendments to ASC 820-10, Fair Value Measurements and Disclosures — Overall, for the fair value measurement of liabilities. This Update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using a valuation technique that uses the quoted price of the identical liability when traded as an asset, quoted prices for similar liabilities or similar liabilities when traded as assets, or that is consistent with the principles of ASC 820. The amendments in this Update also clarify that when estimating the fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents transfer of the liability. The amendments in this Update also clarify that both a quoted price in an active market for the identical liability at the measurement date and the quoted price for the identical liability when traded as an asset in an active market when no adjustments to the quoted price of the assets are required are Level 1 fair value measurements. ASC 820 was effective for the first reporting period (including interim periods) beginning after August 28, 2009. The adoption of this Update did not have a material impact on the Company’s consolidated financial statements.
In December 2009, the FASB issued ASU No. 2009-17, “Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities” (“ASU 2009-17”). ASU 2009-17 amends the variable-interest entity guidance in FASB ASC 810-10-05-8 to clarify the accounting treatment for legal entities in which equity investors do not have sufficient equity at risk for the entity to finance its activities without financial support. ASU 2009-17 was effective as of the beginning of each reporting entity’s first annual reporting period that begins after November 15, 2009. ASU 2009-17 was effective for the Company in the first quarter of fiscal 2010. The adoption of the provisions of ASU 2009-17 did not have a material impact on the Company’s consolidated financial statements.
None of the above new pronouncements has current application to the Company, but one or more of such pronouncements may be applicable to the Company’s future financial reporting.
2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans in the People’s Republic of China, as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company has become a non-operating company.
The consolidated financial statements include the accounts of Chinawe and Officeway Technology Limited, a company incorporated in the British Virgin Islands in December 1999 (hereinafter collectively referred to as the “Company”).
Chinawe Asset Management Limited, a company incorporated in Hong Kong (“CAM (HK)”), ceased to be an indirect subsidiary of Chinawe when CAM (HK) was sold on July 26, 2010 (the “CAM (HK) Sale”). As a result of the CAM (HK) Sale, Chinawe Asset Management (PRC) Limited, a subsidiary of CAM (HK) also ceased to be an indirect subsidiary of Chinawe.

3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2010, the Company had negative working capital and stockholders’ deficit of US$469,824 and US$469,824, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
4. Property, plant and equipment, net
Property, plant and equipment are summarized as follows:

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	US$	US$
Office equipment	—	11,869
Computer equipment	—	50,760
Leasehold improvement	—	57,005
Motor vehicles	—	103,065

Total cost	—	222,699
Accumulated depreciation	—	(219,487)
Currency translation adjustment	—	(4)

Net	—	3,208

5. Long term debt
Long term debt consists of obligations under capital leases for purchases of vehicles with US$0 and US$7,216 outstanding as of September 30, 2010 and December 31, 2009, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of US$0 and US$12,387 as of September 30, 2010 and December 31, 2009, respectively, bearing interest at 3-5% per annum and is repayable by monthly installments of US$2,002 with the final installment due in January 2011. The long term debt was fully settled in the three months ended September 30, 2010:

	As of	As of
	September 30, 2010	December 31, 2009
	(Unaudited)
	US$	US$

Within 1 year	—	8,605

Less: Amount representing interest	—	(1,389)

Present value of net minimum lease payments	—	7,216

Current portion	—	7,216

	—	7,216

6. Related party transactions
The balances with related parties are as follows:

		As of	As of
	Note	September 30, 2010	December 31, 2009
(Unaudited)
		US$	US$
Advances from stockholders	(a)	310,053	1,392,093

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. As of September 30, 2010 and December 31, 2009, the Company had advances from related parties of US$310,053 and US$1,392,093, respectively. The decrease in advances from stockholders reflects the application of proceeds from the sale of CAM (HK) to the outstanding balance.

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
Companies that carry on business and derive income in Hong Kong are subject to Hong Kong Profits Tax at 16.5% for the three month periods ended September 30, 2010 and 2009, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the nine months ended September 30, 2010 and 2009.
No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purposes during the nine months ended September 30, 2010 and 2009, respectively.
8. Stock Plan
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of September 30, 2010 and December 31, 2009, no awards have been made under the Plan.

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

	Nine months ended September 30,
	2010	2009
	US$	US$

Turnover	—	131,558
Operating costs	(135,470)	(310,342)
Finance costs	(1,143)	(2,942)
Gain on disposal	1,824,761	—
Other income	1,396	575

Gain (loss) before taxation	1,689,544	(181,151)
Taxation	—	—

Gain (loss) before minority interest	1,689,544	(181,151)
Minority interest	—	—

Net loss attributable to discontinued operation	—	(181,151)

THREE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
OPERATING REVENUES
Operating revenues for the three months ended September 30, 2010 were US$0 compared to US$0 for the three months ended September 30, 2009.
OPERATING EXPENSES
The Company’s operating expenses totaled US$26,018 for the three months ended September 30, 2010, compared to US$149,033 for the three months ended September 30, 2009. This represented a decrease of US$123,015.
NET NON-OPERATING EXPENSES
Net non-operating expenses for the three months ended September 30, 2010 totaled US$363, compared to US$980 for the three months ended September 30, 2009.
PROVISION FOR INCOME TAXES
No income tax expense for the three months ended September 30, 2010 and 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of US$24,944 for the three months ended September 30, 2010, compared to a net loss from discontinued operations of US$149,746 for the three months ended September 30, 2009.
NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED) COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2009 (UNAUDITED)
OPERATING REVENUES
Operating revenues for the nine months ended September 30, 2010 were US$0 compared to US$131,623 for the nine months ended September 30, 2009.
OPERATING EXPENSES
The Company’s operating expenses totaled US$123,311 for the nine months ended September 30, 2010, compared to US$367,912 for the nine months ended September 30, 2009. This represented a decrease of US$244,601.
NET NON-OPERATING EXPENSES
Net non-operating expenses for the nine months ended September 30, 2010 totaled US$1,139, compared to US$1,961 for the nine months ended September 30, 2009.
PROVISION FOR INCOME TAXES
No income tax expense for the nine months ended September 30, 2010 and 2009 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of US$123,059 for the nine months ended September 30, 2010, compared to a net loss from discontinued operations of US$263,569 for the nine months ended September 30, 2009.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations through cash generated from financing activities. See “Overview-Results of Operations” above.
Cash and cash equivalent balances as of September 30, 2010 and September 30, 2009 were US$0 and US$230,372, respectively.

Net cash used in operating activities of discontinued operations was US$128,033 and US$304,388 for the nine months ended September 30, 2010 and 2009, respectively.
Net cash provided by financing activities of discontinued operations was US$65,240 and US$160,982 in the nine months ended September 30, 2010 and 2009, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.
During the nine months ended September 30, 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the nine months ended September 30, 2010 and 2009, the Company had no material purchases or investments.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the nine months ended September 30, 2010. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the nine months ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

PART II — OTHER INFORMATION
Item 6. Exhibits.

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

SIGNATURES
In accordance with the requirements of the Securities Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date November 18, 2010	CHINAWE.COM INC. (Registrant)
	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer