Form 10-K
period 2010-12-31
CHINAWE COM INC
filed 2011-03-30
CIK 1043222

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2010
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
(Do not check if a smaller reporting company)
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
The aggregate market value of Common Stock held by non-affiliates of the registrant (based upon the closing sale price) on June 30, 2010 was $0.00. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding Common Stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.
As of March 28, 2011, there were 43,800,000 shares of Common Stock, $0.001 per share par value, outstanding.
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
The consolidated financial statements include the accounts of Chinawe and Officeway Technology Limited; a company incorporated in the British Virgin Islands in December 1999, which was formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (“CAM (HK)”).
CAM (HK), a company incorporated in Hong Kong in June 1997, which was an investment holding company, ceased to be an indirect subsidiary of Chinawe when CAM (HK) was sold to an independent third party, on July 26, 2010 (the “CAM (HK) Sale”). Chinawe Asset Management (PRC) Limited (“CAM (PRC)”), established in the PRC in April 2005 to service the NPLs under the service agreements with HOL, accounted for 100% of the revenue from assets management and related services for the nine months ended September 30, 2009 and 2008 and became non-operating since the termination of the aforesaid service contracts with HOL in March 2009. As a result of the CAM (HK) Sale, CAM(PRC), a subsidiary of CAM (HK) also ceased to be an indirect subsidiary of Chinawe.
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
RISKS RELATING TO OUR STOCK
POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE ELECTRONIC BULLETIN BOARD
Absent NASDAQ Capital Market or other NASDAQ or stock exchange listing, trading, if any, in our common stock will, as it presently is, continue on the “OTC Bulletin Board” administered by the Financial Industry Regulatory Authority, Inc., or “FINRA”. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the common stock. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the OTC Bulletin Board or any other market or exchange as the approval to re-list the common stock is subject to review by applicable regulatory authorities.
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

Item 1B.	Unresolved Staff Comments.
Not applicable.

Item 2.	Properties.
The Company’s headquarters are located in Kowloon, Hong Kong.

Item 3.	Legal Proceedings.
We are not engaged in any litigation or governmental proceedings.

Item 4.	[Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.
(a) Our shares of common stock, par value $0.001 per share (“Common Stock”), presently are traded on the OTC Bulletin Board under the symbol “CHWE”.
The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High	Low

2010

January 1, 2010 – March 31, 2010	.01	.00
April 1, 2010 – June 30, 2010	.01	.00
July 1, 2010 – September 30, 2010	.00	.00
October 1, 2010 – December 31, 2010	.02	.01

2009

January 1, 2009 – March 31, 2009	.01	.00
April 1, 2009 – June 30, 2009	.01	.00
July 1, 2009 – September 30, 2009	.00	.00
October 1, 2009 – December 31, 2009	.02	.01
The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.
On March 10, 2011, the last day the Common Stock traded, the Common Stock was quoted at $0.01 per share.
(b) As of March 21, 2011, the Company had 43,800,000 shares of Common Stock outstanding and 44 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.
(c) We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Directors intend to declare cash dividends on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.

Item 6.	Selected Financial Data.
Not applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Report.

Overview — Results of Operations
The Company’s financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2010, the Company reported a net income of US$1,832,713 and as of December 31, 2010 had a negative working capital and stockholders’ deficit of US$334,457 and US$334,457, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. Management of the Company currently intends to continue to fund the expenses of the Company until a new line of business has been identified. “See Risk Factors.”

	Year ended December 31,
	2010	2009
	US$	US$

Turnover	—	131,462
Operating costs	(94,837)	(359,639)
Finance costs	(1,143)	(3,923)
Gain on disposal	1,827,289	—
Other income	138,319	3,918
Non-operating expenses	(41,711)	—
Surcharge on tax	138,319	(102,632)

Gain (loss) before taxation	1,827,917	(462,276)
Taxation	—	—

Gain (loss) before minority interest	1,827,917	(462,276)
Minority interest	—	—

Net gain (loss) attributable to discontinued operation	1,827,917	(462,276)

Year ended December 31, 2010 compared to the year ended December 31, 2009
Revenues. Revenues for the year ended December 31, 2010 were US$0 as compared to US$131,462 for the year ended December 31, 2009, a decrease of 100%. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this field.

Expenses. Administrative and general expenses for the year ended December 31, 2010 were US$91,687, a decrease of 80.96% as compared to US$481,573 for the year ended December 31, 2009. The decrease in salary paid to employees, reduction in rental fees to branch offices and decrease in motor vehicle expenses were the main reasons for the decrease.
Gain on Disposal. Gain on disposal for the year ended December 31, 2010 was US$1,827,917, an increase of 100% as compared to US$0 for the year ended December 31, 2009. The increase was due to the CAM(HK) sale on July 26, 2010.
Taxation. No income tax expense for the year ended December 31, 2010 and 2009 was incurred mainly because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.
Liquidity and Capital Resources
The Company’s financial statements for the year ended December 31, 2010 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2010, the Company reported a net income of US$1,832,713 and as of December 31, 2010 had a negative working capital and stockholders’ deficit of US$334,457 and US$334,457, respectively. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.
Critical Accounting Policies and Estimates
Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following are some of the more critical judgment areas in the application of our accounting policies that currently affect our financial condition and results of operations.
Revenue Recognition. The Company has no business.
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
The financial statements required by this Item are set forth at pages indicated in Item 15 in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.
The Board of Directors (the “Board”) of the Company, effective March 9, 2010, dismissed Mazars CPA Limited (“Mazars”), as the Company’s independent auditors. Mazars had been the Company’s auditors since June 29, 2007. The Board dismissed Mazars in order to engage less costly independent auditors. Mazars’ audit report on the Company’s consolidated financial statements for each of the past two fiscal years did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that Mazars’ reports on the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. During the Company’s fiscal years ending December 31, 2007 and 2008 and through the subsequent interim period on or prior to March 9, 2010, (a) there were no disagreements between the Company and Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars, would have caused Mazars to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred.

Item 9A.	Controls and Procedures.
(a) Evaluation of Disclosure Controls and Procedures.
As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the Securities and Exchange Commission (“SEC”) and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2010. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.
(b) Changes in Internal Controls.
There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.
Not applicable.
PART III

Item 10.	Directors, Executive Officers and Corporate Governance.
Management
The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title

Man Keung Alan Wai	49	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	44	Vice President and Secretary, Director
Barry Yiu	49	Vice President, Director
The following is a brief account of the business experience of the above mentioned individuals. References to “our Company” and “since its incorporation” in the following description refer to Gonet Associates Limited and affiliates and not Neo Modern Entertainment Corp. as it existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.
Mr. Wai, Man Keung Alan — Chairman, Chief Executive Officer, Chief Financial Officer and President
Mr. Wai, Man Keung Alan is the founder of the Company, and the Chairman and Chief Executive Officer since its incorporation. He becaome Chief Financial Officer on August 26, 2010. He is responsible for identifying business opportunities, overall strategic planning and development of the Company. Mr. Wai has over 15 years of entrepreneur experience in business development and administration prior to founding Welcon Info-Tech in Hong Kong in 1997.

Mr. Wai, Man Ying Ken — Director, Vice President and Secretary
Mr. Wai, Man Ying Ken is the co-founder, Director, Vice President and Secretary of our Company since its incorporation. He becaome Secretary on August 26, 2010. He has responsibility for determining and developing the Company’s direction, establishing operation strategies, considering economic benefits, assets valuation and financial decision making. Prior to his current position, Mr. Wai was a director in a Hong Kong -based company specializing in property development and construction. Having co-founded Chinawe with his elder brother Mr. Wai Man Keung Alan, he has dedicated himself to the development and management of our Company ever since. He studied General Science at the University of Waterloo, Canada.
Mr. Barry Yiu — Director
Mr. Barry Yiu is responsible for fund raising. He has over 15 years of experience in business development, strategy planning and financing management. Prior to his current position, Mr. Yiu has been engaged in several companies in Hong Kong and China involving sizable developments and investments. Mr. Yiu obtained his Bachelor degree from the University of Toronto, Canada in 1983 and his MBA in Finance from McMaster University in Hamilton, Canada in 1985.
Section 16(a) Beneficial Ownership Reporting Compliance
Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors and owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2010.
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
No compensation was paid to the Chief Executive Officer during the years ended December 31, 2010 and December 31, 2009. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.
The following table sets forth information as of March 28, 2011, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

			Percent of Outstanding
Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Shares of Class Owned

Gonet Associates Ltd	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Charter One Investments Limited(4)	3,800,000		8.7
All officers and directors as a group (3 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.

(2)	Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.

(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.
* * *
The following table sets forth information as of December 31, 2010 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:
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
No awards may be made under the Plan subsequent to December 31, 2011. No awards have been made under the Plan as of the date of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.
The following chart shows advances and repayments made in the year ended December 31, 2010:

Name	Advances made	Repayment made	Disposal of CAM(HK)	Balance
	US$	US$	US$	US$
Gonet Associates Ltd. (1)	—	—	89,953	—
Man Keung Alan Wai	20,012	—	1,053,006	329,322
Man Ying Ken Wai	—	—	14,559	—
Vivian Wai Wa Chu	—	—	1,829	—

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.
The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Barry Yiu. None of such directors are “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.
Audit Fees.
The aggregate fees billed for the fiscal years ended December 31, 2010 and 2009 for professional services rendered by Parker Randall for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $3,000 and $15,000, respectively.
Audit-Related Fees.
The Company did not pay any audit-related fees to Parker Randall for the fiscal years ended December 31, 2010 and December 31, 2009.
Tax Fees.
Parker Randall did not provide any tax services to the Company in either of the fiscal years ended December 31, 2010 and December 31, 2009.
All Other Fees.
Parker Randall did not provide any other services to the Company in either of the fiscal years ended December 31, 2010 and December 31, 2009.

PART IV

Item 15.	Exhibits and Financial Statement Schedules
(b) EXHIBITS

Exhibit No.		Description

3.	(i)	Articles of Incorporation (1)
3.	(ii)	By-Laws (1)
10.1		Chinawe.com Inc. 2001 Restricted Stock Plan (2)
14		Code of Ethics (3)
21		Subsidiaries
23.1		Consent of Parker Randall CF (H.K.) CPA Limited
31.1		Rule 13a-14(a)/15d-14(a) Certification
31.2		Rule 13a-14(a)/15d-14(a) Certification
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the SEC on May 19, 2000, and hereby incorporated by reference herein.

2	Filed as an exhibit to our Company’s Form S-8, as filed with the SEC on October 17, 2001, and hereby incorporated by reference herein.

3	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2005, and hereby incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM
To the Stockholders and the Board of Directors of
CHINAWE.COM INC.
We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2010 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. Our audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. Our audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.
In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2010 and the results of its operations and its cash flows for the year ended December 31, 2010, in conformity with accounting principles generally accepted in the United States of America.
The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company had negative working capital and stockholders’ deficit as of December 31, 2010 of US$334,457 and US$334,457, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.
PARKER RANDALL CF (H.K.) CPA LIMITED
Certified Public Accountants
Hong Kong
March 12, 2011

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED INCOME STATEMENTS

		Year ended December 31,
	NOTE	2010	2009
		US$	US$
OPERATING REVENUES
Asset management and related services		—	131,462

		—	131,462
Depreciation of property, plant and equipment		(3,150)	(9,528)
Administrative and general expenses		(91,687)	(481,573)

LOSS FROM OPERATIONS		(94,837)	(359,639)

NON-OPERATING INCOME (EXPENSE)
Interest		(1,143)	(3,923)
Surcharge on taxes		—	(102,632)
Other income		138,319	3,918
Non operating expense		(41,711)	—
Investment income	9	1,827,289	—

INCOME/(LOSS) BEFORE INCOME TAXES		1,827,917	(462,276)

Income tax expense	5	—	—

NET INCOME/(LOSS)		1,827,917	(462,276)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		4,796	1,424

COMPREHENSIVE INCOME/(LOSS)		1,832,713	(460,852)

Basic and diluted net income/(loss) per share of common stock		0.042	(0.0105)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

		As of	As of
		December 31,	December 31,
	Note	2010	2009
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		—	33,427
Prepayments, deposits and other debtors		—	18,121
Amount due from a director — Wai Man Keung		—	254,918
Amount due from the related parties		—	5,523
Total current assets		—	311,989

Property, plant and equipment, net	3	—	3,208

TOTAL ASSETS		—	315,197

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		5,135	272,477
Current portion of long-term debt	4	—	7,216
Due to related parties	6	329,322	1,392,093
Income tax payables	5	—	453,673
Surcharge on taxes		—	355,520

Total current liabilities		334,457	2,480,979

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	85,948
Accumulated losses		(462,817)	(2,290,734)
Accumulated other comprehensive loss		—	(4,796)

Total stockholders’ deficit		(334,457)	(2,165,782)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	315,197

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

			Capital		Accumulated	Total
	Number		in excess	Accumulated	other comprehensive	Stockholders’
	of shares	Amount	of par	losses	(loss) income	deficit
		US$	US$	US$	US$	US$
Balance as of January 1, 2009	43,800,000	43,800	85,948	(1,828,458)	(6,220)	(1,704,930)

Comprehensive loss:
Net loss for the year	—	—	—	(462,276)	—	(462,276)
Currency translation adjustment	—	—	—	—	1,424	1,424

Total comprehensive loss	—	—	—	(462,276)	1,424	(460,852)

Balance as of December 31, 2009	43,800,000	43,800	85,948	(2,290,734)	(4,796)	(2,165,782)

Comprehensive income:
Net income for the year	—	—	—	1,827,917	—	1,827,917
Currency translation adjustment	—	—	—	—	4,796	4,796

Total comprehensive income	—	—	—	1,827,917	4,796	1,832,713
Disposal on CAM(HK)	—	—	(1,388)	—	—	(1,388)

Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	—	(334,457)

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2010	2009
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	1,827,917	(462,276)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	3,150	9,533
Gain on disposal	(1,827,289)	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	(260,441)
Customer deposits received	—	12,297
Accrued expenses and other current liabilities	(102,053)	1,090,063
Surcharge on taxes	—	102,185
Income tax payable	—	(3,945)
NET CASH USED IN OPERATING ACTIVITIES	(98,275)	487,416

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from disposal of subsidiary	(16,362)	—

NET CASH USED IN INVESTING ACTIVITIES	(16,362)	—

CASH FLOWS FROM FINANCING ACTIVITIES
New loan raised	34,147	—
Repayment of long-term debt	—	(20,106)
Advance from related parties	88,441	145,347
Repayment to related parties	(41,361)	(920,193)
NET CASH USED IN FINANCING ACTIVITIES	81,227	(794,952)

NET DECREASE IN CASH AND CASH EQUIVALENTS	(33,410)	(307,536)
Cash and cash equivalents, beginning of period	33,427	339,538
Effect of exchange rate changes	(17)	1,425

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	33,427

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	1,143	3,923
See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company became a non-operating company.
The consolidated financial statements include the accounts of Chinawe and Officeway Technology Limited, a company incorporated in the British Virgin Islands in December 1999 (hereinafter collectively referred to as the “Company”).
Chinawe Asset Management Limited, a company incorporated in Hong Kong (“CAM (HK)”), ceased to be an indirect subsidiary of Chinawe when CAM (HK) was sold on July 26, 2010 (the “CAM (HK) Sale”). As a result of the CAM (HK) Sale, Chinawe Asset Management (PRC) Limited (“CAM (PRC)”), a subsidiary of CAM (HK) also ceased to be an indirect subsidiary of Chinawe.
2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
(a) Basis of accounting
The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The functional currency of its major subsidiary is Renminbi (“RMB”). The financial statements are presented in US dollars (“U.S. $”).
(b) Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2010, the Company had negative working capital and stockholders’ deficit of U.S. $334,457 and U.S. $334,457, respectively, which raise substantial doubt about its ability to continue as a going concern.
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
(f) Accounting for the impairment of long-lived assets
The long-lived assets held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable. It is reasonably possible that these assets could become impaired as a result of technology or other industry changes. Recoverability of assets to be held and used is determined by comparing the carrying amount of an asset to future net undiscounted cash flows to be generated by the assets. If such assets are considered to be impaired, the impairment to be recognized is measured by the amount by which the carrying amount of the assets exceeds the recoverable amount of the assets. Assets to be disposed of are reported at the lower of the carrying amount or fair value less costs to sell.
(g) Revenue recognition
The Company has no business currently.
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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(i) Income taxes (Continued)
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
(j) Earnings (loss) per common share
Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2010 or 2009.
(k) Foreign currency translation
The Company’s functional currency is RMB, which is the currency of the primary economic environment in which the Company operates. For group reporting purposes, the amounts shown in the financial statements are presented in U.S. dollars (“reporting currency”).
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
(l) Use of estimates
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates includes provisions for doubtful accounts, sales returns and allowances, impairment of long-lived assets and incomes taxes. Actual results could differ from those estimates.
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
(p) New accounting pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-02 “Accounting and Reporting for Decrease in Ownership of a subsidiary — a Scope Clarification”. The update provides amendments to subtopic 810-10 and related guidance within US GAAP to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to three cases. The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the sales of in substance real estate and conveyances of oil and gas mineral rights transactions even if they involve businesses. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, and entity first needs to consider whether the substance of the transaction causing the decrease in ownership in addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update also expand the disclosure about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The Company adopted this Update on January 1, 2010 and the disclosure is shown in note 10.
In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that required new disclosures for two situations. First, a reporting entity should disclose separately the amount of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Second, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separate information about purchases, sales, issuance and settlements. This pronouncement has no current application to the Company.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
(p) New accounting pronouncements (Continued)
In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This Update provides the following amendments to (i) an entity that either (a) is a company that files periodic reports with the Securities and Exchange Commission (“SEC filer”) or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, it should evaluate subsequent events through the date the financial statements are available to be issued, (ii) the glossary of Topic 855 is amended to include the definition of SEC filer, (iii) an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated, (iv) the glossary of Topic 855 is amended to remove the definition of public entity, and (v) the scope of the reissuance disclosure requirements is refined to include revised financial statements only. No aspect of this new pronouncement has current application to the Company.
In May 2010, the FASB issued ASU No. 2010-19 “Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates (“SEC Update”). The purpose of the SEC Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (“EITF”) by the SEC observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. This new pronouncement has no current application to the Company.
In December 2010, the FASB issued ASU No. 2010-29 “ Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new pronouncement has no current application to the Company.

3. PROPERTY, PLANT AND EQUIPMENT, NET
Property, plant and equipment are summarized as follows:

	As of	As of
	December 31, 2010	December 31, 2009
	U.S $	U.S. $
Office equipment	—	11,869
Computer equipment	—	50,760
Leasehold improvement	—	57,005
Motor vehicles	—	103,065

Total cost	—	222,699
Accumulated depreciation	—	(219,487)
Currency translation adjustment	—	(4)

Net	—	3,208

4. LONG-TERM DEBT
Long term debt consists of obligations under capital leases for purchases of vehicles with U.S. $0 and U.S. $7,216 outstanding as of December 31, 2010 and December 31, 2009, respectively. The debt is collateralized by two motor vehicles with an aggregate net book value of U.S. $0 and U.S. $12,387 as of December 31, 2010 and December 31, 2009, respectively. The long term debt was fully settled in June, 2010.

	As of	As of
	December 31, 2010	December 31, 2009
	U.S. $	U.S. $
Within 1 year	—	8,605
Less: Amount representing interest	—	(1,389)

Present value of net minimum lease payments	—	7,216

Current portion	—	7,216

Total	—	7,216

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
Companies that carry on business and derive income in Hong Kong (“HK”) are subject to Hong Kong Profits Tax at 16.5% for the year ended December 31, 2010 and 2009, respectively. Companies that carry on business and derive income in the PRC are subject to income tax at 25% for the year ended December 31, 2010 and 2009. No income taxes have been provided for the subsidiary in Hong Kong as it has incurred losses for taxation purposes during the year ended December 31, 2010 and 2009, respectively. A 100% valuation allowance has been established against the deferred tax asset, as the utilization of the loss carry-forwards cannot reasonably be assured
The reconciliation between the effective tax rate and the statutory U.S. federal, HK and PRC income tax rate is as follows:

	Year ended
	December 31,
	2010	2009
	% of Pre- Tax Income	% of Pre- Tax Income
U.S. federal income tax rate	34	34
Valuation allowance — U.S. federal income tax	(34)	(34)

	—	—

	Year ended
	December 31,
	2010	2009
	% of Pre- Tax Income	% of Pre- Tax Income
HK income tax rate	16.5	16.5
Valuation allowance — HK income tax	(16.5)	(16.5)

	—	—

	Year ended
	December 31,
	2010	2009
	% of Pre- Tax Income	% of Pre- Tax Income
PRC income tax rate	25	25
Valuation allowance — PRC income tax	(25)	(25)

	—	—

6. RELATED PARTY BALANCES AND TRANSACTIONS
The balances with related parties are as follows:

	As of	As of
	December 31, 2010	December 31, 2009
	U.S. $	U.S. $
Advances from stockholders	329,322	1,392,093

The amounts due are unsecured, interest free and repayable on demand. As of December 31, 2010 and 2009, the Company had advances from related parties of U.S. $329,322 and U.S. $1,392,093, respectively. The decrease in advances from stockholders reflects the application of proceeds from the sale of CAM (HK) to the outstanding balance.
7. OPERATING LEASE COMMITMENTS
The Company had total future minimum lease payments under non-cancelable operating leases payable as follows:

	As of December 31,
	2010	2009
	U.S. $	U.S. $

Within one year	—	3,868
In the second to fifth years inclusive	—	—

	—	3,868

Operating lease payments of U.S. $0 and U.S. $102,041 for the years ended December 31, 2010 and 2009, respectively, represent rental paid by the Company for its office premises and staff quarters of which leases are negotiated for a term of one year.
8. STOCK PLAN
As of July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of December 31, 2010 and December 31, 2009, no awards have been made under the Plan.

9. INVESTMENT INCOME
As of July 26, 2010, the Company announced the decision of its board of directors to dispose of its entire interests in CAM (HK). As a result of the CAM (HK) Sale, CAM (PRC), a subsidiary of CAM (HK), also ceased to be an indirect subsidiary of Chinawe.

	As of	As of
	December 31, 2010	December 31, 2009
	U.S. $	U.S. $
Net assets disposed of:
Cash and cash equivalents	16,362	—
Prepayments, deposits and other receivables	272,885	—
Property, plant and equipment, net	56	—
Accrued expenses and other current liabilities	(172,470)	—
Income tax payable	(402,083)	—
Surcharge on taxes	(358,953)	—
Due to directors	(1,150,215)	—
Exchange fluctuation reserve realized	(32,871)	—

Subtotal	(1,827,289)	—

Gain on disposal of CAM (HK)	1,827,289	—

	—	—

As of July 26, 2010, the cost and impairment of investment in CAM (HK) was U.S. $264,635 and U.S. $264,634, leaving the net book value of U.S. $1. The cash consideration was U.S. $1, mainly due to the negative balance of the net asset of CAM (HK) by U.S. $1,794,418.
An analysis of the net inflow of cash and cash equivalents in respect of the disposal of CAM (HK) is as follows:

	As of	As of
	December 31, 2010	December 31, 2009
	U.S. $	U.S. $
Cash consideration	1	—
Due from a director-Wai Man Keung	(1)	—
Cash and bank balance disposed of	(16,362)	—

Net inflow of cash and cash equivalents in respect of the disposal of CAM (HK)	(16,362)	—

10. CONTINGENCIES
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
11. SUBSEQUENT EVENT
The Company has evaluated subsequent events through the date the financial statements were issued and filed with the Securities and Exchange Commission on December 31, 2010. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 30, 2011	CHINAWE.COM INC. (Registrant)
	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai Man Keung Wai	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 30, 2011

/s/ Man Ying Ken Wai Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 30, 2011

/s/ Barry Yiu Barry Yiu	Vice President and Director	March 30, 2011

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries

23.1	Consent of Parker Randall CF (H.K.) CPA Limited

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer