Form 10-Q
period 2011-03-31
CHINAWE COM INC
filed 2011-05-16
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 14, 2011

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended March 31,
	NOTE	2011	2010
		U.S.$	U.S.$

Depreciation		—	(2,349)
Administrative and general expenses		(1,000)	(97,687)

INCOME/(LOSS) FROM OPERATIONS		(1,000)	(100,036)

NON-OPERATING INCOME (EXPENSE)
Interest		—	(776)
Other income		—	4

INCOME/(LOSS) BEFORE INCOME TAXES		(1,000)	(10,808)

Income tax expense	5	—	—

NET INCOME/(LOSS)		(1,000)	(100,808)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		—	29,428

COMPREHENSIVE INCOME/(LOSS)		(1,000)	(71,380)

Basic and diluted net income per share of common stock		(0.00002)	(0.0023)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	March 31, 2011	December 31, 2010
		U.S.$	U.S.$

ASSETS

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		4,935	5,135
Due to related parties	4	330,522	329,322

Total current liabilities		335,457	334,457

Contingencies and commitments	6

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued, Common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(463,817)	(462,817)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(335,457)	(334,457)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
			Capital		other	Total
	Number		in excess	Accumulated	comprehensive	Stockholders’
	of shares	Amount	of par	losses	(loss) income	deficit
		U.S.$	U.S.$	U.S.$	U.S.$	U.S.$

Balance as of December 31, 2009	43,800,000	43,800	85,948	(2,290,734)	(4,796)	(2,165,782)

Comprehensive loss:
Net loss for the year	—	—	—	(100,808)	—	(100,808)
Currency translation adjustment	—	—	—	—	34,224	34,224
Total comprehensive loss	—	—	—	(100,808)	34,224	(66,584)

Balance as of March 31, 2010	43,800,000	43,800	85,948	(2,391,542)	29,428	(2,232,366)

Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	—	(334,457)

Comprehensive income:
Net income for the year	—	—	—	(1,000)	—	(1,000)
Total comprehensive income	—	—	—	(1,000)	—	(1,000)

Balance as of March 31, 2011	43,800,000	43,800	84,560	(463,817)	—	(335,457)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended
	March 31,
	2011	2010
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(1,000)	(100,808)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	2,349
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	845
Accrued expenses and other current liabilities	(200)	(653)
Surcharge on taxes	—	468
Income tax payable	—	525

NET CASH USED IN OPERATING ACTIVITIES	(1,200)	(97,274)

CASH FLOWS FROM INVESTING ACTIVITIES

NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(3,992)
Advance from related parties	1,200	53,824
Repayment to related parties	—	(872)

NET CASH PROVIDED BY FINANCING ACTIVITIES	1,200	48,960

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(48,314)

Cash and cash equivalents, beginning of period	—	33,427

Foreign currency translation on cash and cash equivalents	—	34,223

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	19,336

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	776
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of March 31, 2011 and December 31, 2010, and its results of operations for the three months ended March 31, 2011 and 2010. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet at December 31, 2010 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Adoption of recently issued accounting pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-02 “Accounting and Reporting for Decrease in Ownership of a Subsidiary — a Scope Clarification”. The update provides amendments to Subtopic 810-10 and related guidance under generally accepted accounting principles in the United States (“U.S. GAAP”) to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to three cases. The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the sales of in substance real estate and conveyances of oil and gas mineral rights transactions even if they involve businesses. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership in addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this update also expand the disclosure about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The Company adopted this update on January 1, 2010.
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
In February 2010, the FASB issued ASU No. 2010-09 “Subsequent Events (Topic 855): Amendments to Certain Recognition and Disclosure Requirements”. This update provides the following amendments: (i) an entity that either (a) is a company that files periodic reports with the Securities and Exchange Commission (“SEC filer”) or (b) is a conduit bond obligor for conduit debt securities that are traded in a public market (a domestic or foreign stock exchange or an over-the-counter market, including local or regional markets) is required to evaluate subsequent events through the date that the financial statements are issued. If an entity meets neither of those criteria, it should evaluate subsequent events through the date the financial statements are available to be issued, (ii) the glossary of Topic 855 is amended to include the definition of SEC filer, (iii) an entity that is an SEC filer is not required to disclose the date through which subsequent events have been evaluated, (iv) the glossary of Topic 855 is amended to remove the definition of public entity, and (v) the scope of the reissuance disclosure requirements is refined to include revised financial statements only. No aspect of this new pronouncement has current application to the Company.

In May 2010, the FASB issued ASU No. 2010-19 “ Foreign Currency (Topic 830): Foreign Currency Issues: Multiple Foreign Currency Exchange Rates” (“SEC Update”). The purpose of the SEC Update is to codify the SEC Staff Announcement made at the March 18, 2010 meeting of the FASB Emerging Issues Task Force (“EITF”) by the SEC observer to the EITF. The Staff Announcement provides the SEC staff’s view on certain foreign currency issues related to investments in Venezuela. This new pronouncement has no current application to the Company.
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
2. Organization
Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans in the People’s Republic of China, as well as other consulting services. During the first quarter of 2010, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2010. Effective from March 27, 2010, the Company became a non-operating company.
The consolidated financial statements include the accounts of Chinawe and the following subsidiary (collectively referred to as the “Company”):
Officeway Technology Limited, a company incorporated in the British Virgin Islands in December 1999, which was formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (“CAM (HK)”). CAM (HK) was disposed of as of July 26, 2010.
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2011, the Company had negative working capital and stockholders’ deficit of U.S.$335,457 and U.S.$335,457, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Due to related parties
The balances with related parties are as follows:

			As of	As of
	Note		March 31, 2011	December 31, 2010
(Unaudited)
			U.S.$	U.S.$
Advances from stockholders	(a	)	330,522	329,322

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2011 and 2010, the Company received advances from related parties of U.S.$1,200 and U.S.$53,824, respectively. In addition, during the three months ended March 31, 2011 and 2010, the Company repaid advances of U.S.$0 and U.S.$872, respectively, to related parties.

5. Income tax expenses
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
6. Contingencies
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
7. Stock Plan
On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of March 31, 2011 and December 31, 2010, no awards have been made under the Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this report.
Overview — Results of Operations
Effective March 27, 2010, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that financing from these stockholders will be continued.

	Three months ended March 31,
	2011	2010
	U.S.$	U.S.$

Loss from Operation	(1,000)	(100,036)
Finance costs	—	(776)
Other income	—	4

Loss before taxation	(1,000)	(100,808)
Taxation	—	—

Net loss attributable to discontinued operation	(1,000)	(100,808)

THREE MONTHS ENDED MARCH 31, 2011 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2010 (UNAUDITED)
LOSS FROM OPERATION
The Company’s operating expenses totaled U.S.$1,000 for the three months ended March 31, 2011, compared to U.S. $100,036 for the three months ended March 31, 2010. This represents a decrease of U.S.$99,036 due to the disposal of Chinawe Asset Management Limited as of July 26, 2010.
NET NON-OPERATING EXPENSES
Net non-operating expenses for the first quarter of 2011 totaled US$0, compared to US$776 for the first quarter of 2010.
PROVISION FOR INCOME TAXES
No income tax expense for the three months ended March 31, 2011 and 2010 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of U.S.$1,000 for the first quarter of 2011, compared to a net loss from discontinued operations of U.S.$100,808 for the first quarter of 2010.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of March 31, 2011 and March 31, 2010 were U.S.$0 and U.S.$19,336, respectively.
Net cash used in operating activities of discontinued operations was U.S.$1,200 and U.S.$97,274 for the three months ended March 31, 2011 and 2010, respectively.
Net cash provided by financing activities of discontinued operations was U.S.$1,200 and U.S.$48,960 for the three months ended March 31, 2011 and 2010, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.
During the three months ended March 31, 2011 and 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the three months ended March 31, 2011 and 2010, the Company had no purchases or investments.
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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2011. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 16, 2011	CHINAWE.COM INC. (Registrant)
	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer (Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer