Form 10-Q
period 2011-06-30
CHINAWE COM INC
filed 2011-07-28
CIK 1043222

FORM 10-Q
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2011
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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐
Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at July 27, 2011

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1.	Financial Statements.
CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Three months ended June 30,		Six months ended June 30,
	NOTE	2011(unaudited)	2010(unaudited)	2011(unaudited)	2010(unaudited)
		U.S.$	U.S.$	U.S.$	U.S.$

Depreciation		—	(790)	—	(3,139)
Administrative and general expenses		(9,045)	(22,485)	(10,045)	(120,172)

LOSS FROM OPERATIONS		(9,045)	(23,275)	(10,045)	(123,311)

NON-OPERATING INCOME (EXPENSE)
Interest expenses		—	(363)	—	(1,139)
Other income		—	1,387	—	1,391

LOSS BEFORE INCOME TAXES		(9,045)	(22,251)	(10,045)	(123,059)

Income tax expense	5	—	—	—	—

NET LOSS		(9,045)	(22,251)	(10,045)	(123,059)

OTHER COMPREHENSIVE INCOME
-Foreign currency translation		—	6,543	—	35,971

COMPREHENSIVE LOSS		(9,045)	(15,708)	(10,045)	(87,088)

Basic and diluted net income per share of common stock		(0.0002)	(0.0004)	(0.0002)	(0.0020)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000	43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of
		June 30, 2011	As of
	Note	(unaudited)	December 31, 2010
		U.S.$	U.S.$

ASSETS

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued expenses and other current liabilities		2,635	5,135
Due to related parties	4	341,867	329,322

TOTAL LIABILITIES		344,502	334,457

STOCKHOLDERS’ DEFICIT:

Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued;
Common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		84,560	84,560
Accumulated losses		(472,862)	(462,817)

TOTAL STOCKHOLDERS’ DEFICIT		(344,502)	(334,457)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

					Accumulated
	Common stock		Additional		Other	Total
	Number		paid-in	Accumulated	comprehensive	Stockholders’
	of shares	Amount	capital	Losses	(loss) income	deficit
		U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2009	43,800,000	43,800	85,948	(2,290,734)	(4,796)	(2,165,782)

Comprehensive loss:
Net loss for the year	—	—	—	(123,059)	—	(123,059)
Currency translation adjustment	—	—	—	—	35,971	35,971
Total comprehensive loss	—	—	—	(123,059)	35,971	(87,088)

Balance as of June 30, 2010 (unaudited)	43,800,000	43,800	85,948	(2,413,793)	31,175	(2,252,870)

Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	—	(334,457)

Comprehensive loss:
Net income for the year	—	—	—	(10,045)	—	(10,045)
Total comprehensive income	—	—	—	(10,045)	—	(10,045)

Balance as of June 30, 2011 (unaudited)	43,800,000	43,800	84,560	(472,862)	—	(344,502)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2011(unaudited)	2010(unaudited)
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(10,045)	(123,059)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	3,139
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	8,186
Accrued expenses and other current liabilities	(2,500)	2,214
Surcharge on taxes	—	(192)
Income tax payable	—	(214)

NET CASH USED IN OPERATING ACTIVITIES	(12,545)	(109,926)

CASH FLOWS FROM INVESTING ACTIVITIES
Disposal of property, plant, equipment	—	239

NET CASH PROVIDED BY INVESTING ACTIVITIES	—	239

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(5,931)
Advance from related parties	12,545	63,921

NET CASH PROVIDED BY FINANCING ACTIVITIES	12,545	57,990

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(51,697)

Cash and cash equivalents, beginning of period	—	33,427

Foreign currency translation on cash and cash equivalents	—	35,346

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	17,076

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	1,139
The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS
1. Basis of Presentation
The accompanying financial statements present the financial position of the Company as of June 30, 2011 and December 31, 2010, and its results of operations for the six months and three months ended June 30, 2011 and 2010. All inter-company accounts and transactions have been eliminated on consolidation.
The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months and three months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The balance sheet as of June 30, 2011 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010.
Adoption of recently issued accounting pronouncements
In January 2010, the Financial Accounting Standards Board (the “FASB”) issued ASU No. 2010-02 “Accounting and Reporting for Decrease in Ownership of a Subsidiary — a Scope Clarification”. The update provides amendments to Subtopic 810-10 and related guidance under generally accepted accounting principles in the United States (“U.S. GAAP”) to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to three cases. The amendments in this update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the sales of in substance real estate and conveyances of oil and gas mineral rights transactions even if they involve businesses. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this update also expand the disclosure about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The Company adopted this update on January 1, 2010.
In January 2010, the FASB issued ASU No. 2010-06 “Fair Value Measurements and Disclosures (Topic 820): Improving Disclosures about Fair Value Measurements”. This update provides amendments to Subtopic 820-10 that require new disclosures for two situations. First, a reporting entity should disclose separately the amount of significant transfers in and out of Level 1 and 2 fair value measurements and describe the reasons for the transfers. Second, in the reconciliation for fair value measurements using significant unobservable inputs (Level 3), a reporting entity should present separate information about purchases, sales, issuance and settlements. This update has no current application to the Company.
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
3. Going concern consideration
The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2011, the Company had negative working capital and stockholders’ deficit of U.S.$344,502 and U.S.$344,502, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Due to related parties
The balances with related parties are as follows:

		As of	As of
	Note	June 30, 2011	December 31, 2010
(Unaudited)
		U.S.$	U.S.$
Advances from stockholders	(a)	341,867	329,322

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2011 and 2010, the Company received advances from related parties of U.S.$12,545 and U.S.$72,921, respectively.

5. Income tax expenses
It is management’s intention to reinvest all the income attributable to the Company earned by its operations outside the U.S. Accordingly, no U.S. corporate income taxes are provided for in these financial statements.
The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which each entity is domiciled.
Under the current laws of the British Virgin Islands (the “BVI’’), dividends and capital gains arising from the Company’s investments in the BVI are not subject to income taxes and no withholding tax is imposed on payments of dividends to the Company.
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
Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of June 30, 2011 and December 31, 2010, no awards have been made under the Plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.
The following discussion should be read in conjunction with the Condensed Consolidated Financial Statements and notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this report.
Overview — Results of Operations
Effective March 27, 2010, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such period of time would be “reasonable” and there can be no assurance that financing from these stockholders will be continued.

	Three months ended June 30,		Six months ended June 30,
	2011(unaudited)	2010(unaudited)	2011(unaudited)	2010(unaudited)
	U.S.$	U.S.$	U.S.$	U.S.$

Loss from operations	(9,045)	(23,275)	(10,045)	(123,311)
Interest expenses	—	(363)	—	(1,139)
Other income	—	1,387	—	1,391

Loss before income taxes	(9,045)	(22,251)	(10,045)	(123,059)
Income tax expenses	—	—	—	—

Net loss attributable to discontinued operations	(9,045)	(22,251)	(10,045)	(123,059)

THREE MONTHS ENDED JUNE 30, 2011 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
LOSS FROM OPERATIONS
The Company’s operating expenses totaled U.S.$9,045 for the three months ended June 30, 2011, compared to U.S. $23,275 for the three months ended June 30, 2010. This represents a decrease of U.S.$14,230 due to the disposal of Chinawe Asset Management Limited (“CAM (HK)”) as of July 26, 2010.
NET NON-OPERATING INCOME
Net non-operating income for the second quarter of 2011 totaled US$0, compared to US$1,024 for the second quarter of 2010.

PROVISION FOR INCOME TAXES
No income tax expense for the three months ended June 30, 2011 and 2010 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of U.S.$9,045 for the second quarter of 2011, compared to a net loss from discontinued operations of U.S.$22,251 for the second quarter of 2010.
SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2010 (UNAUDITED)
LOSS FROM OPERATIONS
The Company’s operating expenses totaled U.S.$10,045 for the six months ended June 30, 2011, compared to U.S. $123,311 for the six months ended June 30, 2010. This represents a decrease of U.S.$113,266 due to the disposal of CAM (HK) as of July 26, 2010.
NET NON-OPERATING INCOME
Net non-operating income for the six months ended June 30, 2011 totaled US$0, compared to US$252 for the six months ended June 30, 2010.
PROVISION FOR INCOME TAXES
No income tax expense for the six months ended June 30, 2011 and 2010 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.
NET LOSS FROM DISCONTINUED OPERATIONS
The Company has recorded a net loss from discontinued operations of U.S.$10,045 for the six months ended June 30, 2011, compared to a net loss from discontinued operations of U.S.$123,059 for the six months ended June 30, 2010.
LIQUIDITY AND CAPITAL RESOURCES
The Company is currently financing its operations primarily through cash generated from financing activities.
Cash and cash equivalent balances as of June 30, 2011 and 2010 were U.S.$0 and U.S.$17,076, respectively.
Net cash used in operating activities of discontinued operations was U.S.$12,545 and U.S.$109,926 for the six months ended June 30, 2011 and 2010, respectively.
Net cash provided by investing activities of discontinued operations was U.S.$0 and U.S.$239 for the six months ended June 30, 2011 and 2010, respectively.
Net cash provided by financing activities of discontinued operations was U.S.$12,545 and U.S.$57,990 for the six months ended June 30, 2011 and 2010, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.
During the six months ended June 30, 2011 and 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.
During the six months ended June 30, 2011 and 2010, the Company had no purchases or investments.

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
Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2011. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.
(b) Changes in Internal Controls
There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: July 28, 2011	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer