Form 10-Q
period 2011-09-30
CHINAWE COM INC
filed 2011-11-14
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

  OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 000-29169

Chinawe.com Inc.
(Exact name of registrant as specified in its charter)

California	95-462728
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

Room 1307, Block A
Fuk Keung Industrial Building
66-68 Tong Mei Road
Kowloon, Hong Kong
(Address of principal executive offices) (Zip Code)

(852) 23810818
(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 10, 2011
Common Stock, $.001 par value	43,800,000

TABLE OF CONTENTS

PAGE

PART I — FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Statements of Operations for the Nine months ended September 30, 2011 and 2010 (unaudited)	3

Condensed Consolidated Balance Sheets at September 30, 2011 (unaudited) and December 31, 2010	4

Condensed Consolidated Statements of Stockholders’ Equity for the Nine months ended September 30, 2011 and 2010 (unaudited)	5

Condensed Consolidated Statements of Cash Flows for the Nine months ended September 30, 2011 and 2010 (unaudited)	6

Notes to Financial Statements	7

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	10

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	12

ITEM 4. CONTROLS AND PROCEDURES	12

PART II — OTHER INFORMATION

ITEM 6. EXHIBITS	13

SIGNATURES	14

Exhibit 31.1
Exhibit 31.2
Exhibit 32.1
Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine months ended September 30,
	NOTE	2011	2010
		U.S.$	U.S.$
OPERATING REVENUES
Depreciation		—	(3,149)
Administrative and general expenses		(11,045)	(132,321)
INCOME/(LOSS) FROM OPERATIONS		(11,045)	(135,470)
NON-OPERATING INCOME (EXPENSE)
Interest		—	(1,143)
Other income		—	1,396
Gain on disposal of subsidiaries		—	1,824,761
INCOME/(LOSS) BEFORE INCOME TAXES		(11,045)	1,689,544
Income tax expense	5	—	—
NET INCOME/(LOSS)		(11,045)	1,689,544
OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		—	6,414
COMPREHENSIVE INCOME/(LOSS)		(11,045)	1,695,958
Basic and diluted net income per share of common stock		(0.0003)	0.039
Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	September 30, 2011	December 31, 2010
		U.S.$	U.S.$
ASSETS
TOTAL ASSETS		—	—
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		1,435	5,135
Due to related parties	4	344,067	329,322
Total current liabilities		345,502	334,457
Contingencies and commitments	6
Stockholders' deficit:
Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued, common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(473,862)	(462,817)
Accumulated other comprehensive loss		—	—
Total stockholders' deficit		(345,502)	(334,457)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY(DEFICIT)

	Number of shares	Amount	Capital in excess of par	Accumulated Income (loss)	Accumulated other comprehensive (loss) income	Total stockholders’ equity (deficit)
		U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2009	43,800,000	43,800	85,948	(2,290,734)	(4,796)	(2,165,782)
Comprehensive loss:
Net income for the period	—	—	—	1,689,544	—	1,689,544
Currency translation adjustment	—	—	—	—	6,414	6,414
Total comprehensive loss	—	—	—	1,689,544	6,414	1,695,958
Balance as of September 30, 2010	43,800,000	43,800	85,948	(601,190)	1,618	(469,824)
Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	—	(334,457)
Comprehensive income:
Net loss for the period	—	—	—	(11,045)	—	(11,045)
Total comprehensive income	—	—	—	(11,045)	—	(11,045)
Balance as of September 30, 2011	43,800,000	43,800	84,560	(473,862)	—	(345,502)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2011	2010
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(11,045)	1,689,544
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	3,149
Gain on disposal	—	(1,824,761)
Prepayments, deposits and other receivables	—	(3,445)
Accrued expenses and other current liabilities	(3,700)	(7,802)
Surcharge on taxes	—	(192)
Income tax payable	—	(214)
NET CASH USED IN OPERATING ACTIVITIES	(14,745)	(143,721)
CASH FLOWS FROM INVESTING ACTIVITIES	—	(16,367)
NET CASH USED IN INVESTING ACTIVITIES	—	(16,367)
CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	(6,572)
Advance from related parties	14,745	84,924
Repayment to related parties	—	—
NET CASH PROVIDED BY FINANCING ACTIVITIES	14,745	78,352
NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(81,736)
Cash and cash equivalents, beginning of period	—	33,427
Foreign currency translation on cash and cash equivalents	—	48,309
CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	1,143

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES
NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements present the financial position of the Company as of September 30, 2011 and December 31, 2010, and its results of operations for the nine months ended September 30, 2011 and September 30, 2010. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for quarterly financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

Adoption of recently issued accounting pronouncements

In January 2010, the Financial Accounting Standards Board (the “FASB”) issued Accounting Standards Update (“ASU”) No. 2010-02 “Accounting and Reporting for Decrease in Ownership of a Subsidiary – a Scope Clarification”. The update provides amendments to Subtopic 810-10 and related guidance under generally accepted accounting principles in the United States (“U.S. GAAP”) to clarify that the scope of the decrease in ownership provisions of the Subtopic and related guidance applies to three cases. The amendments in this Update also clarify that the decrease in ownership guidance in Subtopic 810-10 does not apply to the sales of in substance real estate and conveyances of oil and gas mineral rights transactions even if they involve businesses. If a decrease in ownership occurs in a subsidiary that is not a business or nonprofit activity, an entity first needs to consider whether the substance of the transaction causing the decrease in ownership is addressed in other U.S. GAAP, such as transfers of financial assets, revenue recognition, exchanges of nonmonetary assets, sales of in substance real estate, or conveyances of oil and gas mineral rights, and apply that guidance as applicable. If no other guidance exists, an entity should apply the guidance in Subtopic 810-10. The amendments in this Update also expand the disclosure about the deconsolidation of a subsidiary or derecognition of a group of assets within the scope of Subtopic 810-10. The Company adopted this Update on January 1, 2010.

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

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations (a consensus of the FASB Emerging Issues Task Force)”. The amendments in this Update specify that if a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination(s) that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. The amendments in this Update also expand the supplemental pro forma disclosures under Topic 805 to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. This new pronouncement has no current application to the Company.

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

The consolidated financial statements included the accounts of Chinawe and the following subsidiary (collectively referred to as the “Company”): Officeway Technology Limited, a company incorporated in the British Virgin Islands in December 1999, which was formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, and Chinawe Asset Management Limited (“CAM (HK)”). CAM (HK) was disposed of as of July 26, 2010.

3. Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2011, the Company had negative working capital and stockholders’ deficit of U.S.$345,502 and U.S.$345,502, respectively, which raise substantial doubt about its ability to continue as a going concern. The Company has relied on private financing by cash inflow from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Due to related parties

The balances with related parties are as follows:

		As of	As of
	Note	September 30, 2011	December 31, 2010
(Unaudited)
		U.S.$	U.S.$
Advances from stockholders	(a)	344,067	329,322

(a)
The amounts due are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2011 and 2010, the Company received advances from related parties of U.S.$14,745 and U.S.$84,924, respectively.

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

6. Contingencies

The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is also delinquent in filing its U.S. Federal tax returns. The Company has decided not to pursue reinstatement in California or prepare and file past due U.S. Federal tax returns until it has formulated a plan for once again becoming an operating company.

7. Stock Plan

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of September 30, 2011 and December 31, 2010, no awards have been made under the Plan.

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

Overview — Results of Operations

Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation.  However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that financing from these stockholders will be continued.  The Company is also considering de-registering its common stock with the Securities and Exchange Commission (the “SEC”) with the result that its shares would be traded on the OTC Pink market of the OTCMarkets.

	Nine months ended September 30,
	2011	2010
	U.S.$	U.S.$
Loss from operations	(11,045)	(135,470)
Finance costs	—	(1,143)
Gain on disposal	—	1,824,761
Other income	—	1,396
Loss (gain) before taxation	(11,045)	1,689,544
Taxation	—	—
Net (loss) income attributable to discontinued operations	(11,045)	1,689,544

NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2010 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$11,045 for the nine months ended September 30, 2011, compared to U.S. $135,470 for the nine months ended September 30, 2010. This represents a decrease of U.S.$124,425 due to the disposal of Chinawe Asset Management Limited as of July 26, 2010.

NET NON-OPERATING EXPENSES

Net non-operating expenses for the nine months ended September 30, 2011 totaled U.S. $0, compared to U.S. $1,143 for the nine months ended September 30, 2010.

PROVISION FOR INCOME TAXES

No income tax expense for the nine months ended September 30, 2011 and 2010 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash generated from financing activities.

Cash and cash equivalent balances as of September 30, 2011 and September 30, 2010 were U.S.$0 and U.S.$0, respectively.

Net cash used in operating activities of discontinued operations was U.S.$14,745 and U.S.$143,721 for the nine months ended September 30, 2011 and 2010, respectively.

Net cash provided by financing activities of discontinued operations was U.S.$14,745 and U.S.$78,352 for the nine months ended September 30, 2011 and 2010, respectively. The decrease in net cash provided by financing activities of discontinued operations mainly resulted from the decrease in net advances from related parties.

During the nine months ended September 30, 2011 and 2010, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the nine months ended September 30, 2011 and 2010, the Company had no purchases or investments.

CRITICAL ACCOUNTING POLICIES

Given that the Company currently has no operating business, there are no critical accounting policies that currently affect  its financial condition and results of operations.

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

Future Operations

The Company is seeking investment opportunities that may provide revenue for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the receipt of revenue is probable. The Company is also considering de-registering its common stock with the SEC with the result that its shares would be traded on the OTC Pink market of the OTCMarkets.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the nine months ended September 30, 2011. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of the Company’s current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the nine months ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

CHINAWE.COM INC. (Registrant)

Date: November 14, 2011	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer