Form 10-K
period 2011-12-31
CHINAWE COM INC
filed 2012-03-29
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2011

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes  ☐    No  ☒

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2011) was $0.00. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2012, there were 43,800,000 shares of common stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business.

Chinawe.com Inc. (the “Company”, “Chinawe” or “we”), formerly known as Neo Modern Entertainment Corp. (“Neo Modern”), was formed pursuant to the corporation laws of the State of California on March 19, 1997.

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

CAM (HK), a company incorporated in Hong Kong in June 1997, which was an investment holding company, ceased to be an indirect subsidiary of Chinawe when CAM (HK) was sold to an independent third party on July 26, 2010 (the “CAM (HK) Sale”). Chinawe Asset Management (PRC) Limited (“CAM (PRC)”), established in the PRC in April 2005 to service the NPLs under the service agreements with HOL, accounted for 100% of the revenue from assets management and related services for the nine months ended September 30, 2009 and 2008 and became non-operating since the termination of the aforesaid service contracts with HOL in March 2009. As a result of the CAM (HK) Sale, CAM(PRC), a subsidiary of CAM (HK) also ceased to be an indirect subsidiary of Chinawe.

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

RISKS RELATING TO OUR STOCK

POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE OTC MARKETS

Absent NASDAQ Capital Market or other NASDAQ or stock exchange listing, trading, if any, in our common stock will, as it presently is, continue on the OTC Markets. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the common stock. Once delisted, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the OTC Markets or any other market or exchange as the approval to re-list the common stock is subject to review by applicable regulatory authorities.

BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. Our common stock presently is a “penny stock”. Because our stock is a “penny stock”, it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the common stock will trade for $5.00 or more per share, or if so, when.

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company’s headquarters are located in Kowloon, Hong Kong.

Item 3.	Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Item 4.	[Removed and Reserved].

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our shares of common stock, par value $0.001 per share (“Common Stock”), presently are traded on the OTCQB Market under the symbol “CHWE”.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High	Low
2011
January 1, 2011 – March 31, 2011	.01	.01
April 1, 2011 – June 30, 2011	.01	.00
July 1, 2011 – September 30, 2011	.01	.00
October 1, 2011– December 31, 2011	.01	.01
2010
January 1, 2010 – March 31, 2010	.01	.00
April 1, 2010 – June 30, 2010	.01	.00
July 1, 2010 – September 30, 2010	.00	.00
October 1, 2010 – December 31, 2010	.02	.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 23, 2012, the last day the Common Stock traded, the Common Stock was quoted at $0.0075 per share.

(b) As of March 28, 2012, the Company had 43,800,000 shares of Common Stock outstanding and 34 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2011, the Company reported a net loss of US$18,353 and as of December 31, 2011 had a negative working capital and stockholders’ deficit of US$352,810 and US$352,810, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that its shares would be traded on the OTC Pink market of the OTC Markets. “See Risk Factors.”

	Year ended December 31,
	2011	2010
	US$	US$
Revenues	—	—
Operating costs	(18,353)	(94,837)
Finance costs	—	(1,143)
Gain on disposal	—	1,827,289
Other income	—	138,319
Surcharge on tax	—	—
Non-operating expenses	—	(41,711)

Gain (loss) before taxation	(18,353)	1,827,917
Taxation	—	—

Net gain (loss) before minority interest	(18,353)	1,827,917
Minority interest	—	—

Net gain (loss) attributable to discontinued operations	(18,353)	1,827,917

Year ended December 31, 2011 compared to the year ended December 31, 2010

Revenues. Revenues for the year ended December 31, 2011 were US$0 as compared to US$0 for the year ended December 31, 2010. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field.

Expenses. Administrative and general expenses for the year ended December 31, 2011 were US$18,353, a decrease of 79.9% as compared to US$91,687 for the year ended December 31, 2010. The decrease in salary paid to employees, reduction in rental fees to branch offices and decrease in motor vehicle expenses were the main reasons for the decrease.

Gain on Disposal. Gain on disposal for the year ended December 31, 2011 was US$0, a decrease of 100% as compared to US$1,827,289 for the year ended December 31, 2010. The gain on disposal last year was due to the one-time gain from the sale of CAM(HK) on July 26, 2010.

Taxation. No income tax expense for the years ended December 31, 2011 and 2010 was incurred mainly because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2011 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2011, the Company reported a net loss of US$18,353 and had a negative working capital and stockholders’ deficit of US$352,810 and US$352,810, respectively. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

Future Operations

The Company is seeking investment opportunities that may provide revenue for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the receipt of revenue is probable. The Company is also considering de-registering its Common Stock with the SEC with the result that its shares would be traded on the OTC Pink market of the OTC Markets.

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk.

Not applicable.

Item 8.	Financial Statements and Supplementary Data.

The financial statements required by this Item are set forth at the pages indicated in Item 15 in this Report.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

The Board of Directors (the “Board”) of the Company, effective March 9, 2010, dismissed Mazars CPA Limited (“Mazars”), as the Company’s independent auditors. Mazars had been the Company’s auditors since June 29, 2007. The Board dismissed Mazars in order to engage less costly independent auditors. Mazars’ audit report on the Company’s consolidated financial statements for the fiscal year ending December 31, 2009 did not contain an adverse opinion or disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles. Mazars’ audit report on the Company’s consolidated financial statements for the fiscal year ended December 31, 2008 included an explanatory paragraph describing the uncertainty as to the Company’s ability to continue as a going concern. During the Company’s fiscal years ending December 31, 2007 and 2008 and through the subsequent interim period on or prior to March 9, 2010, (a) there were no disagreements between the Company and Mazars on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Mazars, would have caused Mazars to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(v)(A) through (D) of Regulation S-K have occurred.

Item 9A.	Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures.

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer, of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2011. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this annual report.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

The following is a brief account of the business experience of the above mentioned individuals. References to “our Company” and “since its incorporation” in the following description refer to Gonet Associates Limited and affiliates and not Neo Modern as it existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.

Mr. Wai, Man Keung Alan — Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President

Mr. Wai, Man Keung Alan is the founder of the Company and the Chairman and Chief Executive Officer since its incorporation. He became Chief Financial Officer on August 26, 2010. He is responsible for identifying business opportunities, overall strategic planning and development of the Company. Mr. Wai has over 15 years of entrepreneurial experience in business development and administration prior to founding Welcon Info-Tech in Hong Kong in 1997.

Mr. Wai, Man Ying Ken — Director, Vice President and Secretary

Mr. Wai, Man Ying Ken is the co-founder, Director, Vice President and Secretary of our Company since its incorporation. He became Secretary on August 26, 2010. He has responsibility for determining and developing the Company’s direction, establishing operation strategies, considering economic benefits, assets valuation and financial decision making. Prior to his current position, Mr. Wai was a director in a Hong Kong-based company specializing in property development and construction. Having co-founded Chinawe with his elder brother Mr. Wai Man Keung Alan, he has dedicated himself to the development and management of our Company ever since. He studied General Science at the University of Waterloo, Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2011.

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

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2011 and December 31, 2010. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 21, 2012, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned

Gonet Associates Ltd(2)	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Charter One Investments Limited(4)	3,800,000	(3	8.7
All officers and directors as a group (3 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.
(2)	Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.
(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.
(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.

* * *

The following table sets forth information as of December 31, 2011 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance: Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)

Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	5,000,000
Total	0	N/A	5,000,000

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

No awards may be made under the Plan subsequent to December 31, 2011. No awards have been made under the Plan as of the date of this Annual Report.

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2011:

Name	Advances made US$	Repayment made US$	Disposal of CAM(HK) US$	Balance US$
Gonet Associates Ltd.(1)	—	—	—	—
Man Keung Alan Wai	20,353	—	—	349,675
Man Ying Ken Wai	—	—	—	—

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Barry Yiu. None of such directors are “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2011 and 2010 for professional services rendered by Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $5,700 and $3,000, respectively.

Audit-Related Fees.

The Company did not pay any audit-related fees to Parker Randall for the fiscal years ended December 31, 2011 and December 31, 2010.

Tax Fees.

Parker Randall did not provide any tax services to the Company in either of the fiscal years ended December 31, 2011 and December 31, 2010.

All Other Fees.

Parker Randall did not provide any other services to the Company in either of the fiscal years ended December 31, 2011 and December 31, 2010.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b)	EXHIBITS

Exhibit No.	Description

3.(i)	Articles of Incorporation (1)

3.(ii)	By-Laws (1)

10.1	Chinawe.com Inc. 2001 Restricted Stock Plan (2)

14	Code of Ethics (3)

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the SEC on May 19, 2000, and hereby incorporated by reference herein.
2	Filed as an exhibit to our Company’s Form S-8, as filed with the SEC on October 17, 2001, and hereby incorporated by reference herein.
3	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2005, and hereby incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2011 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2011 and the results of its operations and its cash flows for the year ended December 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2011, the Company had negative working capital and stockholders’ deficit of US$352,810 and US$352,810, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

March 11, 2012

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

		Year ended December 31,
	NOTE	2011	2010
		US$	US$
OPERATING REVENUES
Asset management and related services		—	—

		—	—
Depreciation of property, plant and equipment		—	(3,150)
Administrative and general expenses		(18,353)	(91,687)

LOSS FROM OPERATIONS		(18,353)	(94,837)
NON-OPERATING INCOME (EXPENSE)
Interest expense		—	(1,143)
Other income		—	138,319
Non operating expense		—	(41,711)
Investment income	5	—	1,827,289

INCOME/(LOSS) BEFORE INCOME TAXES		(18,353)	1,827,917
Income tax expense		—	—

NET INCOME/(LOSS)		(18,353)	1,827,917

OTHER COMPREHENSIVE INCOME
Foreign currency translation		—	4,796

COMPREHENSIVE INCOME/(LOSS)		(18,353)	1,832,713

Basic and diluted net income/(loss) per share of common stock		0.000	0.042

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	As of December 31, 2011	As of December 31, 2010

		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		—	—
Prepayments, deposits and other debtors		—	—
Amount due from a director — Wai Man Keung		—	—
Amount due from the related parties		—	—

Total current assets		—	—

Property, plant and equipment, net		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		3,135	5,135
Current portion of long-term debt		—	—
Due to related parties	3	349,675	329,322
Income tax payables		—	—
Surcharge on taxes		—	—

Total current liabilities		352,810	334,457

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(481,170)	(462,817)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(352,810)	(334,457)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ Deficit
		US$	US$	US$	US$	US$
Balance as of January 1, 2010	43,800,000	43,800	85,948	(2,290,734)	(4,796)	(2,165,782)
Comprehensive loss:
Net loss for the year	—	—	—	1,827,917	—	1,827,917
Currency translation adjustment	—	—	—	—	4,796	4,796

Total comprehensive loss	—	—	—	1,827,917	4,796	1,832,713
Disposal on CAM(HK)	—	—	(1,388)	—	—	(1,388)

Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	—	(334,457)

Comprehensive income:
Net income for the year	—	—	—	(18,353)	—	(18,353)
Currency translation adjustment	—	—	—	—	—	—

Total comprehensive income	—	—	—	(18,353)	—	(18,353)
Disposal on CAM(HK)	—	—	—	—	—	—

Balance as of December 31, 2011	43,800,000	43,800	84,560	(481,170)	—	(352,810)

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2011	2010
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(18,353)	1,827,917
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	3,150
Gain on disposal	—	(1,827,289)
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	—
Customer deposits received	—	—
Accrued expenses and other current liabilities	(2,000)	(102,053)
Surcharge on taxes	—	—
Income tax payable	—	—

NET CASH USED IN OPERATING ACTIVITIES	(20,353)	(98,275)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from disposal of subsidiary	—	(16,362)

NET CASH USED IN INVESTING ACTIVITIES	—	(16,362)

CASH FLOWS FROM FINANCING ACTIVITIES
New loan raised	—	34,147
Repayment of long-term debt	—	—
Advance from related parties	20,353	88,441
Repayment to related parties	—	(41,361)

NET CASH USED IN FINANCING ACTIVITIES	20,353	81,227

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	(33,410)
Cash and cash equivalents, beginning of period	—	33,427
Effect of exchange rate changes	—	(17)

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	1,143

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

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The functional currency of its major subsidiary is Renminbi (“RMB”). The financial statements are presented in U.S. dollars (“U.S. $”).

(b) Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2011, the Company had negative working capital and stockholders’ deficit of U.S. $352,810 and U.S. $352,810, respectively, which raise substantial doubt about its ability to continue as a going concern.

The Company has relied on private financing by cash inflows from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h) Income taxes (Continued)

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

(i) Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2011 or 2010.

(j) Foreign currency translation

The Company’s functional currency is RMB, which is the currency of the primary economic environment in which the Company operates. For group reporting purposes, the amounts shown in the financial statements are presented in U.S. $ (“reporting currency”).

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

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company’s components of comprehensive income include net loss for the year and a foreign currency translation adjustment.

(n) Related parties

Parties are considered to be related if one party has the ability, directly or indirectly, to control the other party or exercise significant influence over the other party in making financial and operating decisions. Parties are also considered to be related if they are subject to common control or common significant influence.

(o) New accounting pronouncements

In April, 2011, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2011-02 “Receivables (Topic 310)”. The purpose of this Update is to help creditors in determining whether a creditor has granted a concession and whether a debtor is experiencing financial difficulties for purposes of determining whether a restructuring constitutes a troubled debt restructuring. Diversity in practice could adversely affect the comparability of information for users about restructurings of receivables. This pronouncement has no current application to the Company.

In September, 2011, the FASB issued ASU No. 2011-09 “Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80)”. The purpose of this Update is to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a Multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(o) New accounting pronouncements (Continued)

The disclosures also will indicate the financial health of all of the significant plans in which the employer participates and assist a financial statement user to access additional information that is available outside the financial statements. This pronouncement has no current application to the Company.

In December, 2011, the FASB issued ASU No. 2011-10 “Property, Plant, and Equipment (Topic 360)”. The purpose of this Update is to resolve the diversity in practice about whether the guidance in Subtopic 360-20 applies to a parent that ceases to have a controlling financial interest (as described in Subtopic 810-10) in a subsidiary that is in substance real estate as a result of default on the subsidiary’s nonrecourse debt. This Update does not address whether the guidance in Subtopic 360-20 would apply to other circumstances when a parent ceases to have a controlling financial interest in a subsidiary that is in substance real estate. This pronouncement has no current application to the Company.

3. RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of	As of
	December 31, 2011	December 31, 2010
	U.S. $	U.S. $
Advances from stockholders	349,675	329,322

The amounts due are unsecured, interest free and repayable on demand.

4. STOCK PLAN

As of July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award under the Plan.

Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company. As of December 31, 2011 and 2010, no awards have been made under the Plan.

5. INVESTMENT INCOME

As of July 26, 2010, the Company announced the decision of its board of directors to dispose of its entire interest in CAM(HK). As a result of the CAM (HK) Sale, CAM(PRC), a subsidiary of CAM (HK), also ceased to be an indirect subsidiary of Chinawe.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

	As of December 31, 2011 US$	As of December 31, 2010 US$

Net assets disposed of:
Cash and cash equivalents	—	16,362
Prepayments, deposits and other receivables	—	272,885
Property, plant and equipment, net	—	56
Accrued expenses and other current liabilities	—	(172,470)
Income tax payable	—	(402,083)
Surcharge on taxes	—	(358,953)
Due to directors	—	(1,150,215)
Exchange fluctuation reserve realized	—	(32,871)

Subtotal	—	(1,827,289)
Gain on disposal of CAM(HK)	—	1,827,289

	—	—

As of July 26, 2010, the cost and impairment of investment in CAM(HK) was US$264,635 and US$264,634, leaving the net book value of US$1. The cash consideration was US$1, mainly due to the negative balance of the net asset of CAM(HK) by US$1,794,418.

An analysis of the net inflow of cash and cash equivalents in respect of the disposal of CAM(HK) is as follows:

	As of December 31, 2011 US$	As of December 31, 2010 US$

Cash consideration	—	1
Due from a director-Wai Man Keung	—	(1)
Cash and bank balance disposed of	—	(16,362)

Net inflow of cash and cash equivalents in respect of the disposal of CAM(HK)	—	(16,362)

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

7. SUBSEQUENT EVENT

The Company has evaluated subsequent events through the date the financial statements were issued. The Company has determined that there are no other such events that warrant disclosure or recognition in the consolidated financial statements.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2012	CHINAWE.COM INC . (Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai Man Keung Wai	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 29, 2012

/s/ Man Ying Ken Wai Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 29, 2012

/s/ Barry Yiu Barry Yiu	Vice President and Director	March 29, 2012

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer