Form 10-Q
period 2012-06-30
CHINAWE COM INC
filed 2012-08-13
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 12, 2012
Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Six months ended June 30,
	NOTE	2012	2011
		(unaudited)	(unaudited)
		U.S.$	U.S.$
Administrative and general expenses		(11,603)	(10,045)

INCOME/(LOSS) FROM OPERATIONS		(11,603)	(10,045)
NON-OPERATING INCOME (EXPENSE)

INCOME/(LOSS) BEFORE INCOME TAXES		(11,603)	(10,045)

NET INCOME/(LOSS)		(11,603)	(10,045)

OTHER COMPREHENSIVE INCOME/(LOSS)
COMPREHENSIVE INCOME/(LOSS)		(11,603)	(10,045)

Basic and diluted net income per share of common stock		(0.0003)	(0.0002)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	As of June 30, 2012	As of December 31, 2011
		(unaudited)
		U.S.$	U.S.$
ASSETS		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		1,435	3,135
Due to related parties	4	362,978	349,675

Total current liabilities		364,413	352,810

Contingencies and commitments	6

Total liabilities		364,413	352,810

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(492,773)	(481,170)

Total stockholders’ deficit		(364,413)	(352,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Total Stockholders’ deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	(334,457)

Comprehensive loss:
Net loss for the period	—	—	—	(10,045)	(10,045)
Total comprehensive loss	—	—	—	(10,045)	(10,045)

Balance as of June 30, 2011 (unaudited)	43,800,000	43,800	84,560	(472,862)	(344,502)

Balance as of December 31, 2011	43,800,000	43,800	84,560	(481,170)	(352,810)

Comprehensive loss:
Net loss for the period	—	—	—	(11,603)	(11,603)
Total comprehensive loss	—	—	—	(11,603)	(11,603)

Balance as of June 30, 2012 (unaudited)	43,800,000	43,800	84,560	(492,773)	(364,413)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2012 (unaudited)	2011 (unaudited)
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(11,603)	(10,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(1,700)	(2,500)

NET CASH USED IN OPERATING ACTIVITIES	(13,303)	(12,545)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related parties	13,303	12,545

NET CASH PROVIDED BY FINANCING ACTIVITIES	13,303	12,545

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Foreign currency translation on cash and cash equivalents	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements present the financial position of the Company as of June 30, 2012 and December 31, 2011, and its results of operations for the six months ended June 30, 2012 and 2011. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

3. Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2012, the Company had negative working capital and stockholders’ deficit of U.S. $364,413 and U.S. $364,413, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

	Note		As of June 30, 2012	As of December 31, 2011
			(unaudited)
			U.S.$	U.S.$
Advances from stockholders	(a	)	362,978	349,675

(a)	The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2012 and 2011, the Company received advances from related parties of U.S. $13,303 and U.S. $12,545, respectively. In addition, during the six months ended June 30, 2012 and 2011, the Company repaid advances of U.S. $0 and U.S. $0, respectively, to related parties.

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

7. Stock Plan

On July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock have been reserved for award. Pursuant to the Plan, stock awards may be granted to eligible officers, directors, employees and consultants of the Company.

No awards were made under the Plan prior to its expiration on January 1, 2012. Accordingly, the Company removed and withdrew from registration all securities of the Company registered pursuant to the Registration Statement on Form S-8 filed to register the shares issuable under the Plan that remained unsold as of March 22, 2012.

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

	Six months ended June 30,
	2012 (unaudited)	2011 (unaudited)
	U.S.$	U.S.$
Loss from operation	(11,603)	(10,045)
Finance costs	—	—
Other income	—	—

Loss before taxation	(11,603)	(10,045)
Taxation	—	—

Net loss attributable to discontinued operation	(11,603)	(10,045)

SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2011 (UNAUDITED)

LOSS FROM OPERATION

The Company’s operating expenses totaled U.S. $11,603 for the six months ended June 30, 2012, compared to U.S. $10,045 for the six months ended June 30, due to an increase in professional fees.

NET NON-OPERATING EXPENSES

Net non-operating expenses for the six months ended June 30, 2012 totaled U.S. $0, compared to U.S. $0 for the six months ended June 30, 2011.

PROVISION FOR INCOME TAXES

No income tax expense for the six months ended June 30, 2012 and 2011 was incurred because the Company and its subsidiaries incurred a loss for taxation purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash generated from financing activities.

Cash and cash equivalent balances as of June 30, 2012 and June 30, 2011 were U.S. $0 and U.S. $0, respectively.

Net cash used in operating activities was U.S. $13,303 and U.S. $12,545 for the six months ended June 30, 2012 and 2011, respectively.

Net cash provided by financing activities was U.S. $13,303 and U.S. $12,545 for the six months ended June 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities mainly resulted from the increase in net advances from related parties.

During the six months ended June 30, 2012 and 2011, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor hold any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the six months ended June 30, 2012 and 2011, the Company had no purchases or investments.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2012. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2012	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer