Form 10-Q
period 2012-09-30
CHINAWE COM INC
filed 2012-11-14
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 13, 2012
Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		Nine months ended September 30,
		2012	2011
	NOTE	(unaudited)	(unaudited)
		U.S.$	U.S.$
Administrative and general expenses		(12,603)	(11,045)

INCOME/(LOSS) FROM OPERATIONS		(12,603)	(11,045)
NON-OPERATING INCOME (EXPENSE)		—	—

INCOME/(LOSS) BEFORE INCOME TAXES		(12,603)	(11,045)

NET INCOME/(LOSS)		(12,603)	(11,045)

OTHER COMPREHENSIVE INCOME/(LOSS)		—	—

COMPREHENSIVE INCOME/(LOSS)		(12,603)	(11,045)

Basic and diluted net income per share of common stock		(0.0003)	(0.0003)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	September 30, 2012	December 31, 2011
		(unaudited)
		U.S.$	U.S.$
ASSETS		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		1,435	3,135
Due to related parties	4	363,978	349,675

Total current liabilities		365,413	352,810

Contingencies and commitments	6	—	—

Total liabilities		365,413	352,810

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(493,773)	(481,170)

Total stockholders’ deficit		(365,413)	(352,810)
TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Total stockholders’ deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2010	43,800,000	43,800	84,560	(462,817)	(334,457)

Comprehensive loss:

Net loss for the period	—	—	—	(11,045)	(11,045)

Total comprehensive loss	—	—	—	(11,045)	(11,045)

Balance as of September 30, 2011 (unaudited)	43,800,000	43,800	84,560	(473,862)	(345,502)

Balance as of December 31, 2011	43,800,000	43,800	84,560	(481,170)	(352,810)

Comprehensive loss:

Net loss for the period	—	—	—	(12,603)	(12,603)

Total comprehensive loss	—	—	—	(12,603)	(12,603)
Balance as of September 30, 2012 (unaudited)	43,800,000	43,800	84,560	(493,773)	(365,413)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(12,603)	(11,045)
Adjustments to reconcile net loss to net cash provided by operating activities:
Changes in operating assets and liabilities:
Accrued expenses and other current liabilities	(1,700)	(3,700)

NET CASH USED IN OPERATING ACTIVITIES	(14,303)	(14,745)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	14,303	14,745

NET CASH PROVIDED BY FINANCING ACTIVITIES	14,303	14,745

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Foreign currency translation on cash and cash equivalents	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements present the financial position of the Company as of September 30, 2012 and December 31, 2011, and its results of operations for the nine months ended September 30, 2012 and 2011. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

In September 2011, the FASB issued ASU No. 2011-09 “Compensation—Retirement Benefits— Multiemployer Plans (Subtopic 715-80)”. The purpose of this Update is to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans. This pronouncement has no current application to the Company.

2. Organization

Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans in the People’s Republic of China, as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate its services contracts with the Company with effect from March 26 and March 27, 2009. Effective March 27, 2009, the Company became a non-operating company.

The consolidated financial statements include the accounts of Chinawe and the following subsidiary (collectively referred to as the “Company”):

Officeway Technology Limited, a company incorporated in the British Virgin Islands (the “BVI”) in December 1999, which was formed for the purpose of acquiring (in March 2000) its wholly-owned subsidiary, Chinawe Asset Management Limited (“CAM (HK)”). CAM (HK) was disposed of as of July 26, 2010.

3. Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2012, the Company had negative working capital and a stockholders’ deficit of U.S.$365,413 and U.S.$365,413, respectively, which raises substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

			As of	As of
	Note		September 30, 2012	December 31, 2011
(unaudited)
			U.S.$	U.S.$
Advances from stockholders	(a	)	363,978	349,675

(a)	The amounts due are unsecured, non-interest bearing and repayable on demand. During the nine months ended September 30, 2012 and 2011, the Company received advances from related parties of U.S.$14,303 and U.S.$14,745, respectively. In addition, during the nine months ended September 30, 2012 and 2011, the Company repaid advances of U.S.$0 and U.S.$0, respectively, to related parties.

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

Overview — Results of Operations

Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that financing from these stockholders will be continued.

	Nine months ended September 30,
	2012	2011
	(unaudited)	(unaudited)
	U.S.$	U.S.$
Loss from operation	(12,603)	(11,045)
Finance costs	—	—
Other income	—	—

Loss before taxation	(12,603)	(11,045)
Taxation	—	—

Net loss attributable to discontinued operation	(12,603)	(11,045)

NINE MONTHS ENDED SEPTEMBER 30, 2012 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2011 (UNAUDITED)

LOSS FROM OPERATION

The Company’s operating expenses totaled U.S.$12,603 for the nine months ended September 30, 2012, compared to U.S.$11,045 for the nine months ended September 30 2011, due to the increase of professional fees.

PROVISION FOR INCOME TAXES

No income tax expense for the nine months ended September 30, 2012 and 2011 was incurred because the Company and its subsidiaries incurred a loss for taxation purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations primarily through cash generated from financing activities.

Cash and cash equivalent balances as of September 30, 2012 and September 30, 2011 were U.S.$0 and U.S.$0, respectively.

Net cash used in operating activities was U.S.$14,303 and U.S.$14,745 for the nine months ended September 30, 2012 and 2011, respectively.

Net cash provided by financing activities was U.S.$14,303 and U.S.$14,745 for the nine months ended September 30, 2012 and 2011, respectively. The increase in net cash provided by financing activities resulted from the increase in net advances from related parties.

During the nine months ended September 30, 2012 and 2011, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor hold any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the nine months ended September 30, 2012 and 2011, the Company made no purchases or investments.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding long term liabilities consist of loans from a director or other related parties, which are unsecured and interest rate fixed or interest-free. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives.

Item 4. Controls and Procedures.

(a) Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Company conducted an evaluation, under the supervision and with the participation of its Chief Executive Officer and Chief Financial Officer; of its disclosure controls and procedures (as defined in Rule 13a-15(e) and Rule 15d-15(e) of the Securities Exchange Act of 1934, as amended (“Exchange Act”)). Based upon this evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and which also are effective in ensuring that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, to allow timely decisions regarding required disclosure.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the nine months ended September 30, 2012. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the nine months ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2012	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai Chief Executive Officer (Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer