Form 10-K
period 2012-12-31
CHINAWE COM INC
filed 2013-03-29
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price on June 29, 2012) was $0.01. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2013, there were 43,800,000 shares of common stock, $0.001 per share par value, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.	Business.

Chinawe.com Inc. (the “Company”, “Chinawe”, “we” or “us”), formerly known as Neo Modern Entertainment Corp. (“Neo Modern”), was formed pursuant to the corporation laws of the State of California on March 19, 1997.

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

WE WILL REQUIRE FUNDS TO FINANCE ENTRY INTO A NEW LINE OF BUSINESS

We will need financing to enter into a new line of business. We may seek to obtain such funds through sales of equity and/or debt, or other external financing in order to fund any new operations. We cannot give any assurance that any capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute any new business plan and our business will be materially and adversely affected. Management has in the past advanced funds to the Company to continue its operations. Although Management has indicated that it will continue to fund the Company while the Company searches for a new line of business, there can be no assurance that Management will continue to so fund the Company until a new line of business is located.

RISKS RELATING TO OUR STOCK

POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE OTCQB MARKET

Trading, if any, in our common stock is expected to continue on the OTCQB Market. In the event that the Company de-registers its common stock with the Securities and Exchange Commission (“SEC”), the common stock would be delisted from the OTCQB Market and eligible for trading on the OTC Pink Market. In such event, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the common stock. Once delisted from the OTCQB Market, we cannot predict when, if ever, our class of common stock would be re-listed for trading on the OTCQB Market or any other similar market or exchange as the approval to re-list the common stock is subject to review and approval by applicable regulatory authorities.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company’s headquarters are located in Kowloon, Hong Kong and are adequate for the Company’s current needs.

Item 3.	Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Item 4.	Mine Safety Disclosures.

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our shares of common stock, par value $0.001 per share (“Common Stock”), presently are traded on the OTCQB Market under the symbol “CHWE”.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High	Low
2012
January 1, 2012 – March 31, 2012	.01	.01
April 1, 2012 – June 30, 2012	.01	.01
July 1, 2012 – September 30, 2012	.01	.01
October 1, 2012 – December 31, 2012	.01	.01
2011
January 1, 2011 – March 31, 2011	.01	.01
April 1, 2011 – June 30, 2011	.01	.00
July 1, 2011 – September 30, 2011	.01	.00
October 1, 2011 – December 31, 2011	.01	.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

(b) As of March 28, 2013, the Company had 43,800,000 shares of Common Stock outstanding and 25 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2012, the Company reported a net loss of US$19,632 and as of December 31, 2012 had a negative working capital and stockholders’ deficit of US$372,442 and US$372,442, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that its shares would no longer be traded on the OTCQB Market but would be eligible to be traded on the OTC Pink Market of the OTC Markets. “See Risk Factors.”

	Year ended December 31,
	2012	2011
	US$	US$
Revenues	—	—
Operating costs	(19,632)	(18,353)
Non-operating expenses	—	—

Gain (loss) before taxation	(19,632)	(18,353)
Taxation	—	—

Net gain (loss) before minority interest	(19,632)	(18,353)
Minority interest	—	—

Net gain (loss) attributable to discontinued operations	(19,632)	(18,353)

Year ended December 31, 2012 compared to the year ended December 31, 2011

Revenues. Revenues for the year ended December 31, 2012 were US$0 as compared to US$0 for the year ended December 31, 2011. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field.

Expenses. Administrative and general expenses for the year ended December 31, 2012 were US$19,632, an increase of 6.9%, as compared to US$18,353 for the year ended December 31, 2011. An increase in the cost of audit fees and professional fees were the main reasons for the increase.

Taxation. No income tax expense for the years ended December 31, 2012 and 2011 was incurred mainly because the PRC enterprise incurred a loss from asset management and related services earned in the PRC.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2012 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2012, the Company reported a net loss of US$19,632 and had a negative working capital and stockholders’ deficit of US$372,442 and US$372,442, respectively. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a “reasonable” period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

Our financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. We believe that the following is the most critical judgment area in the application of our accounting policies that currently affects our financial condition and results of operations:

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

Future Operations

The Company is seeking investment opportunities that may provide revenue for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the receipt of revenue is probable. The Company is also considering de-registering its Common Stock with the SEC with the result that its shares would no longer trade on the OTCQB Market but would be eligible to be traded on the OTC Pink Market of the OTC Markets. See “Item 1A. Risk Factors – RISKS RELATING TO OUR STOCK – POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE OTCQB MARKET.”

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2012. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	50	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	45	Vice President and Secretary, Director
Barry Yiu	50	Vice President, Director

The following is a brief account of the business experience of the above mentioned individuals. References to “the Company” and “since its incorporation” in the following description refer to Gonet Associates Limited and affiliates and not Neo Modern as it existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.

Mr. Wai, Man Keung Alan — Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President

Mr. Wai, Man Keung Alan is the founder of the Company and the Chairman and Chief Executive Officer since its incorporation. He became Chief Financial Officer of Chinawe on August 26, 2010. He is responsible for identifying business opportunities, overall strategic planning and development of Chinawe. Mr. Wai has over 15 years of entrepreneurial experience in business development and administration prior to founding Welcon Info-Tech in Hong Kong in 1997.

Mr. Wai, Man Ying Ken — Director, Vice President and Secretary

Mr. Wai, Man Ying Ken is the co-founder, Director, Vice President and Secretary of the Company since its incorporation. He became Secretary of Chinawe on August 26, 2010. He has responsibility for determining and developing Chinawe’s direction, establishing operation strategies, considering economic benefits, assets valuation and financial decision making. Prior to his current position, Mr. Wai was a director in a Hong Kong-based company specializing in property development and construction. Having co-founded the Company with his elder brother Mr. Wai Man Keung Alan, he has dedicated himself to the development and management of the Company ever since. He studied General Science at the University of Waterloo, Canada.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2012.

Code of Ethics

The Company has adopted a Code of Ethics that applies to all of its directors, officers (including its Chief Executive Officer, Chief Financial Officer, Controller and any person performing similar functions) and employees. The Company has filed a copy of this Code of Ethics as Exhibit 14 to its Annual Report on Form 10-KSB for the year ended December 31, 2003.

Audit Committee Financial Expert

The Company does not have a standing Audit Committee and, accordingly, does not have an “Audit Committee Financial Expert” within the meaning of the rules and regulations of the SEC. The entire Board of Directors of the Company acts as the Company’s Audit Committee.

Item 11.	Executive Compensation.

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2012 and December 31, 2011. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2013, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned
Gonet Associates Ltd(2)	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Charter One Investments Limited(4)	3,800,000	(3)	8.7
All officers and directors as a group (3 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.
(2)	Man Keung Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.
(3)	By virtue of his ownership interest in Charter One Investments Limited, Mr. Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.

(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.

* * *

The following table sets forth information as of December 31, 2012 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0
Equity compensation plans not approved by security holders	0	N/A	0
Total	0	N/A	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2012:

Name	Advances made	Repayment made	Disposal of CAM(HK)	Balance
	US$	US$	US$	US$
Gonet Associates Ltd. (1)	—	—	—	—
Man Keung Alan Wai	14,303	—	—	363,978
Man Ying Ken Wai	—	—	—	—

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Barry Yiu. None of such directors are “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2012 and 2011 for professional services rendered by Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) for the audit of the annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $2,700 and $2,700, respectively.

Audit-Related Fees.

The Company did not pay any audit-related fees to Parker Randall for the fiscal years ended December 31, 2012 and December 31, 2011.

Tax Fees.

Parker Randall did not provide any tax services to the Company in either of the fiscal years ended December 31, 2012 and December 31, 2011.

All Other Fees.

Parker Randall did not provide any other services to the Company in either of the fiscal years ended December 31, 2012 and December 31, 2011.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(b) EXHIBITS

Exhibit No.	Description
3. (i)	Articles of Incorporation (1)

3. (ii)	By-Laws (1)

14	Code of Ethics (2)

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the SEC on May 19, 2000, and hereby incorporated by reference herein.
2	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2005, and hereby incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2012 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2012, the Company had negative working capital and stockholders’ deficit of US$372,442 and US$372,442, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, except for the going concern issue discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2012 and the results of its operations and its cash flows for the year ended December 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

March 11, 2013

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

		Year ended December 31,
	NOTE	2012	2011
		US$	US$
OPERATING REVENUES
Asset management and related services		—	—

		—	—
Depreciation of property, plant and equipment		—	—
Administrative and general expenses		(19,632)	(18,353)

LOSS FROM OPERATIONS		(19,632)	(18,353)
INCOME/(LOSS) BEFORE INCOME TAXES		(19,632)	(18,353)
Income tax expense		—	—

NET INCOME/(LOSS)		(19,632)	(18,353)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		—	—

COMPREHENSIVE INCOME/(LOSS)		(19,632)	(18,353)

Basic and diluted net income/(loss) per share of common stock		0.000	0.000

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		As of	As of
		December 31,	December 31,
	Note	2012	2011
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		—	—
Prepayments, deposits and other debtors		—	—
Amount due from a director — Wai Man Keung		—	—
Amount due from the related parties		—	—

Total current assets		—	—

Property, plant and equipment, net		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		8,464	3,135
Current portion of long-term debt		—	—
Due to related parties	3	363,978	349,675
Income tax payables		—	—
Surcharge on taxes		—	—

Total current liabilities		372,442	352,810

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share; authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(500,802)	(481,170)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(372,442)	(352,810)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ Deficit
		US$	US$	US$	US$	US$
Balance as of January 1, 2011	43,800,000	43,800	84,560	(462,817)	—	(334,457)
Comprehensive loss:
Net loss for the year	—	—	—	(18,353)	—	(18,353)
Currency translation adjustment	—	—	—	—	—	—

Total comprehensive loss	—	—	—	(18,353)	—	(18,353)
Disposal on CAM(HK)	—	—	—	—	—	—

Balance as of December 31, 2011	43,800,000	43,800	84,560	(481,170)	—	(352,810)

Comprehensive income:
Net income for the year	—	—	—	(19,632)	—	(19,632)
Currency translation adjustment	—	—	—	—	—	—

Total comprehensive income	—	—	—	(19,632)	—	(19,632)
Disposal on CAM(HK)	—	—	—	—	—	—

Balance as of December 31, 2012	43,800,000	43,800	84,560	(500,802)	—	(372,442)

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
	2012	2011
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(19,632)	(18,353)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—
Gain on disposal	—	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	—
Customer deposits received	—	—
Accrued expenses and other current liabilities	5,329	(2,000)
Surcharge on taxes	—	—
Income tax payable	—	—

NET CASH USED IN OPERATING ACTIVITIES	(14,303)	(20,353)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from disposal of subsidiary	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
New loan raised	—	—
Repayment of long-term debt	—	—
Advance from related parties	14,303	20,353
Repayment to related parties	—	—

NET CASH USED IN FINANCING ACTIVITIES	14,303	20,353

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

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

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2012, the Company had a negative working capital and stockholders’ deficit of U.S. $372,442 and U.S. $372,442, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Principles of consolidation

The financial statements include the accounts of Chinawe and its subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

(i) Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2012 or 2011.

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

(k) Use of estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, impairment of long-lived assets and incomes taxes. Actual results could differ from those estimates.

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

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(m) Comprehensive income

Statement of Financial Accounting Standards No. 130, “Reporting Comprehensive Income”, establishes requirements for disclosure of comprehensive income which includes certain items previously not included in the statements of operations, including minimum pension liability adjustments and foreign currency translation adjustments, among others. The Company’s components of comprehensive income include net loss for the year.

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

In September, 2011, the FASB issued ASU No. 2011-09 “Compensation—Retirement Benefits—Multiemployer Plans (Subtopic 715-80)”. The purpose of this Update is to address concerns from various users of financial statements on the lack of transparency about an employer’s participation in a multiemployer pension plan. A unique characteristic of a multiemployer plan is that assets contributed by one employer may be used to provide benefits to employees of other participating employers. This is because the assets contributed by an employer are not specifically earmarked only for its employees. If a participating employer fails to make its required contributions, the unfunded obligations of the plan may be borne by the remaining participating employers. Similarly, in some cases, if an employer chooses to stop participating in a multiemployer plan, the withdrawing company may be required to pay to the plan a final payment (the withdrawal liability). Users of financial statements have requested additional disclosure to increase awareness of the commitments and risks involved with participating in multiemployer pension plans. The amendments in this Update will require additional disclosures about an employer’s participation in a multiemployer pension plan. Previously, disclosures were limited primarily to the historical contributions made to the plans. In developing the new guidance, the FASB’s goal was to help users of financial statements assess the potential future cash flow implications relating to an employer’s participation in multiemployer pension plans.

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

During the year ending December 31, 2012, the FASB issued the following updates:

Update No. 2012-07	Entertainment—Films (Topic 926): Accounting for Fair Value Information That Arises after the Measurement Date and Its Inclusion in the Impairment Analysis of Unamortized Film Costs (a consensus of the FASB Emerging Issues Task Force)

Update No. 2012-06	Business Combinations (Topic 805): Subsequent Accounting for an Indemnification Asset Recognized at the Acquisition Date as a Result of a Government-Assisted Acquisition of a Financial Institution (a consensus of the FASB Emerging Issues Task Force)

Update No. 2012-05	Statement of Cash Flows (Topic 230): Not-for-Profit Entities: Classification of the Sale Proceeds of Donated Financial Assets in the Statement of Cash Flows (a consensus of the FASB Emerging Issues Task Force)

Update No. 2012-04	Technical Corrections and Improvements

Update No. 2012-03	Technical Amendments and Corrections to SEC Sections: Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 114, Technical Amendments Pursuant to SEC Release No. 33-9250, and Corrections Related to FASB Accounting Standards Update 2010-22 (SEC Update)

Update No. 2012-02	Intangibles—Goodwill and Other (Topic 350): Testing Indefinite-Lived Intangible Assets for Impairment

Update No. 2012-01	Health Care Entities (Topic 954): Continuing Care Retirement Communities—Refundable Advance Fees

None of the foregoing pronouncements have current application to the Company.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

3. RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of	As of
	December 31, 2012	December 31, 2011
	U.S. $	U.S. $
Advances from stockholders	363,978	349,675

The amounts due are unsecured, interest free and repayable on demand.

4. STOCK PLAN

As of July 25, 2001 the Board of Directors approved the Chinawe.com Inc. 2001 Restricted Stock Plan (the “Plan”), under which 5,000,000 shares of the Company’s common stock were reserved for award under the Plan. Pursuant to the Plan, stock awards were available for grant to eligible officers, directors, employees and consultants of the Company. The Plan expired on July 25, 2011. As of such expiration date, no awards had been made under the Plan.

5. CONTINGENCIES

The Company is currently suspended in the State of California due to failure to file reports with the Franchise Tax Board. The Company is also delinquent in filing its U.S. Federal tax returns. The Company has decided not to pursue reinstatement in California or prepare and file past due U.S. Federal tax returns until it has formulated a plan for once again becoming an operating company.

6. SUBSEQUENT EVENT

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

Date: March 29, 2013	CHINAWE.COM INC. (Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai Man Keung Wai	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 29, 2013

/s/ Man Ying Ken Wai Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 29, 2013

/s/ Barry Yiu Barry Yiu	Vice President and Director	March 29, 2013

EXHIBIT INDEX

Exhibit No.	Description
21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer