Form 10-Q
period 2013-03-31
CHINAWE COM INC
filed 2013-05-08
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 7, 2013
Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the three months ended March 31,
	Note	2013	2012
		U.S.$	U.S.$
Depreciation		—	—
Administrative and general expenses		(2,580)	(1,000)

INCOME/(LOSS) FROM OPERATIONS		(2,580)	(1,000)

NON-OPERATING INCOME (EXPENSE)
Interest		—	—
Other income		—	—

INCOME/(LOSS) BEFORE INCOME TAXES		(2,580)	(1,000)
Income tax expense	5	—	—

NET INCOME/(LOSS)		(2,580)	(1,000)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		—	—

COMPREHENSIVE INCOME/(LOSS)		(2,580)	(1,000)

Basic and diluted net income per share of common stock		(0.00006)	(0.00002)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

	Note	March 31, 2013	December 31, 2012
		(unaudited)	(derived from audited financial statements)
		U.S.$	U.S.$
ASSETS		—	—
TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		4,035	8,464
Due to related parties	4	370,987	363,978

Total current liabilities		375,022	372,442

Contingencies and commitments	6	—	—
Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued, common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(503,382)	(500,802)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(375,022)	(372,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	For the three months ended March 31, 2013
	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ deficit
		U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2011	43,800,000	43,800	84,560	(481,170)	—	(352,810)
Comprehensive income/(loss):
Net loss for the period	—	—	—	(1,000)	—	(1,000)
Currency translation adjustment	—	—	—	—	—	—
Total comprehensive income/(loss)	—	—	—	(1,000)	—	(1,000)
Balance as of March 31, 2012	43,800,000	43,800	84,560	(482,170)	—	(353,801)

Balance as of December 31, 2012	43,800,000	43,800	84,560	(500,802)	—	(372,442)
Comprehensive income/(loss):
Net loss for the period	—	—	—	(2,580)	—	(2,580)
Total comprehensive income/(loss)	—	—	—	(2,580)	—	(2,580)
Balance as of March 31, 2013	43,800,000	43,800	84,560	(503,382)	—	(375,022)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

For the three months ended March 31,
	2013	2012
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(2,580)	(1,000)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	—
Accrued expenses and other current liabilities	(4,429)	(100)
Surcharge on taxes	—	—
Income tax payable	—	—

NET CASH USED IN OPERATING ACTIVITIES	(7,009)	(1,100)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	—
Advance from related parties	7,009	1,100
Repayment to related parties	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	7,009	1,100

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Foreign currency translation on cash and cash equivalents	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements present the financial position of Chinawe.com Inc. (“Chinawe” or the “Company”) as of March 31, 2013 and December 31, 2012, and its results of operations for the three months ended March 31, 2013 and 2012. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

The balance sheet at December 31, 2012 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2012.

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

2. Organization

Chinawe was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans in the People’s Republic of China, as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company became a non-operating company.

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

3. Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2013, the Company had negative working capital and stockholders’ deficit of U.S.$375,022 and U.S.$375,022, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

	Note		As of March 31, 2013	As of December 31, 2012
			(Unaudited)
			U.S.$	U.S.$
Advances from stockholders	(a	)	370,987	363,978

(a)	The amounts due are unsecured, non-interest bearing and repayable on demand. During the three months ended March 31, 2013 and 2012, the Company received advances from related parties of U.S.$7,009 and U.S.$1,100, respectively. In addition, during the three months ended March 31, 2013 and 2012, the Company repaid advances of U.S.$0 and U.S.$0, respectively, to related parties.

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

Overview — Results of Operations

Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that financing from these stockholders will be continued.

	Three months ended March 31,
	2013	2012
	(unaudited)	(unaudited)
	U.S.$	U.S.$
Loss from operations	(2,580)	(1,000)
Finance costs	—	—
Other income	—	—

Loss before taxation	(2,580)	(1,000)
Taxation	—	—

Net loss attributable to discontinued operations	(2,580)	(1,000)

THREE MONTHS ENDED MARCH 31, 2013 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2012 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$2,580 for the three months ended March 31, 2013, compared to U.S. $1,000 for the three months ended March 31, 2012. The increase was due to higher accounting and legal fees for the quarter ending March 31, 2013.

NET NON-OPERATING EXPENSES

Net non-operating expenses for the first quarter of 2013 totaled US$0, compared to US$0 for the first quarter of 2012.

PROVISION FOR INCOME TAXES

No income tax expense for the three months ended March 31, 2013 and 2012 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations through cash generated from financing activities.

Cash and cash equivalent balances as of March 31, 2013 and March 31, 2012 were U.S.$0 and U.S.$0, respectively.

Net cash used in operating activities was U.S.$7,009 and U.S.$1,100 for the three months ended March 31, 2013 and 2012, respectively.

Net cash provided by financing activities was U.S.$7,009 and U.S.$1,100 for the three months ended March 31, 2013 and 2012, respectively. The increase in net cash provided by financing activities resulted from the increase in net advances from related parties.

During the three months ended March 31, 2013 and 2012, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the three months ended March 31, 2013 and 2012, the Company had no purchases or investments.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2013. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 8, 2013	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer