Form 10-Q
period 2013-06-30
CHINAWE COM INC
filed 2013-08-13
CIK 1043222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2013

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 12, 2013
Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the six months ended June 30,
	Note	2013	2012
		U.S.$	U.S.$
Depreciation		—	—
Administrative and general expenses		(3,580)	(11,603)

INCOME/(LOSS) FROM OPERATIONS		(3,580)	(11,603)

NON-OPERATING INCOME (EXPENSE)
Interest		—	—
Other income		—	—

INCOME/(LOSS) BEFORE INCOME TAXES		(3,580)	(11,603)
Income tax expense	5	—	—

NET INCOME/(LOSS)		(3,580)	(11,603)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		—	—

COMPREHENSIVE INCOME/(LOSS)		(3,580)	(11,603)

Basic and diluted net income per share of common stock		(0.00008)	(0.00003)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	June 30, 2013	December 31, 2012
		(unaudited)	(derived from audited financial statements)
		U.S.$	U.S.$
ASSETS		—	—
TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		3,435	8,464
Due to related parties	4	372,587	363,978

Total current liabilities		376,022	372,442

Contingencies and commitments	6
Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share; authorized 20,000,000 shares; none issued; common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(504,382)	(500,802)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(376,022)	(372,442)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ deficit
		U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2011	43,800,000	43,800	84,560	(481,170)	—	(352,810)
Comprehensive income/(loss):
Net loss for the period	—	—	—	(11,603)	—	(11,603)
Currency translation adjustment	—	—	—	—	—	—
Total comprehensive income/(loss)	—	—	—	(11,603)	—	(11,603)
Balance as of June 30, 2012	43,800,000	43,800	84,560	(492,773)	—	(364,413)

Balance as of December 31, 2012	43,800,000	43,800	84,560	(500,802)	—	(372,442)
Comprehensive income/(loss):
Net loss for the period	—	—	—	(3,580)	—	(3,580)
Total comprehensive income/(loss)	—	—	—	(3,580)	—	(3,580)
Balance as of June 30, 2013	43,800,000	43,800	84,560	(504,382)	—	(376,022)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30,
	2013	2012
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(3,580)	(11,603)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	—
Accrued expenses and other current liabilities	(5,029)	(1,700)
Surcharge on taxes	—	—
Income tax payable	—	—

NET CASH USED IN OPERATING ACTIVITIES	(8,609)	(13,303)

CASH FLOWS FROM INVESTING ACTIVITIES	—	—
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES	—	—
Repayment of long-term debt	—	—
Advance from related parties	8,609	13,303
Repayment to related parties	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	8,609	13,303

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Foreign currency translation on cash and cash equivalents	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements present the financial position of the Company as of June 30, 2013 and December 31, 2012, and its results of operations for the six months ended June 30, 2013 and 2012. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2013 are not necessarily indicative of the results that may be expected for the year ending December 31, 2013.

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

Adoption of recently issued accounting pronouncements

In February 2013, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2013-02 “Comprehensive Income (Topic 220)”. The purpose of this Update is to attain that objective by requiring an entity to report the effect of significant reclassifications out of accumulated other comprehensive income on the respective line items in net income if the amount being reclassified is required under U.S. generally accepted accounting principles (“GAAP”) to be reclassified in its entirety to net income. For other amounts that are not required under U.S. GAAP to be reclassified in their entirety to net income in the same reporting period, an entity is required to cross-reference other disclosures required under U.S. GAAP that provide additional detail about those amounts. This would be the case when a portion of the amount reclassified out of accumulated other comprehensive income is reclassified to a balance sheet account (for example, inventory) instead of directly to income or expense in the same reporting period. This pronouncement has no current application to the Company.

In April 2013, the FASB issued ASU No. 2013-04 “Liabilities (Topic 405)”. The purpose of this Update is to to provide guidance for the recognition, measurement and disclosure of obligations resulting from joint and several liability arrangements for which the total amount of the obligation within the scope of this guidance is fixed at the reporting date, except for obligations addressed within existing guidance in U.S. GAAP. Examples of obligations within the scope of this Update include debt arrangements, other contractual obligations, and settled litigation and judicial rulings. U.S. GAAP does not include specific guidance on accounting for such obligations with joint and several liability, which has resulted in diversity in practice. Some entities record the entire amount under the joint and several liability arrangement on the basis of the concept of a liability and the guidance that must be met to extinguish a liability. Other entities record less than the total amount of the obligation, such as an amount allocated, an amount corresponding to the proceeds received, or the portion of the amount the entity agreed to pay among its co-obligors, on the basis of the guidance for contingent liabilities. This pronouncement has no current application to the Company.

2. Organization

Chinawe.com Inc. (“Chinawe”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans in the People’s Republic of China, as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate its services contracts with Chinawe with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company became a non-operating company.

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

3. Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2013, the Company had negative working capital and stockholders’ deficit of U.S.$376,022 and U.S.$376,022, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

			As of	As of
	Note		June 30, 2013	December 31, 2012
(unaudited)
			U.S.$	U.S.$
Advances from stockholders	(a	)	372,587	363,978

(a)	The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2013 and 2012, the Company received advances from related parties of U.S.$8,609 and U.S.$13,303, respectively. In addition, during the six months ended June 30, 2013 and 2012, the Company repaid advances of U.S.$0 and U.S.$0, respectively, to related parties.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Consolidated Condensed Financial Statements and notes thereto appearing elsewhere in this Report on Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this Report.

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

	Six months ended June 30,
	2013	2012
	(unaudited) U.S.$	(unaudited) U.S.$
Loss from operations	(3,580)	(11,603)
Finance costs	—	—
Other income	—	—

Loss before taxation	(3,580)	(11,603)
Taxation	—	—

Net loss attributable to discontinued operations	(3,580)	(11,603)

SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2012 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$3,580 for the six months ended June 30, 2013, compared to U.S.$11,603 for the six months ended June 30, 2012.

NET NON-OPERATING EXPENSES

Net non-operating expenses for the six months ended June 30, 2013 totaled U.S.$0, compared to U.S.$0 for the second quarter of 2012.

PROVISION FOR INCOME TAXES

No income tax expense for the six months ended June 30, 2013 and 2012 was incurred because the Company and its subsidiary incurred losses for taxation purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations through cash generated from financing activities.

Cash and cash equivalent balances as of June 30, 2013 and June 30, 2012 were U.S.$0 and U.S.$0, respectively.

Net cash used in operating activities was U.S.$8,609 and U.S.$13,303 for the six months ended June 30, 2013 and 2012, respectively.

Net cash provided by financing activities was U.S.$8,609 and U.S.$13,303 for the six months ended June 30, 2013 and 2012, respectively. The decrease in net cash provided by financing activities resulted from the decrease in net advances from related parties.

During the six months ended June 30, 2013 and 2012, the Company neither entered into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the six months ended June 30, 2013 and 2012, the Company had no purchases or investments.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2013. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 13, 2013	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer