Form 10-Q
period 2014-06-30
CHINAWE COM INC
filed 2014-08-14
CIK 1043222

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2014

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 12, 2014
Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(Unaudited)

		For the six months ended June 30,
	Note	2014	2013
		U.S.$	U.S.$
Depreciation		—	—
Administrative and general expenses		(8,417)	(3, 580)

LOSS FROM OPERATIONS		(8,417)	(3, 580)
NON-OPERATING INCOME (EXPENSE)
Interest		—	—
Other income		—	—

LOSS BEFORE INCOME TAXES		(8,417)	(3, 580)
Income tax expense	5	—	—

NET LOSS		(8,417)	(3, 580)

OTHER COMPREHENSIVE INCOME/(LOSS)
Foreign currency translation		—	—

COMPREHENSIVE LOSS		(8,417)	(3, 580)

Basic and diluted net income per share of common stock		(0.00019)	(0.00008)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED BALANCE SHEETS

(Unaudited)

		As of	As of
	Note	June 30, 2014	December 31, 2013
		(unaudited)	(derived from audited financial statements)
		U.S.$	U.S.$
ASSETS
TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		5,335	736
Due to related parties	4	391,193	387,375

Total current liabilities		396,528	388,111

Contingencies and commitments	6
Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; common stock, par value U.S.$0.001 per share; authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(524,888)	(516,471)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(396,528)	(388,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(Unaudited)

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ deficit
		U.S.$	U.S.$	U.S.$	U.S.$	U.S.$
Balance as of December 31, 2012	43,800,000	43,800	84,560	(500,802)	—	(372,442)
Comprehensive loss:
Net loss for the period	—	—	—	(3,580)	—	(3,580)
Currency translation adjustment	—	—	—	—	—	—
Total comprehensive loss	—	—	—	(3,580)	—	(3,580)
Balance as of June 30, 2013	43,800,000	43,800	84,560	(504,382)	—	(376,022)

Balance as of December 31, 2013	43,800,000	43,800	84,560	(516,471)	—	(388,110)
Comprehensive loss:
Net loss for the period	—	—	—	(8,417)	—	(8,417)
Total comprehensive loss	—	—	—	(8,417)	—	(8,417)
Balance as of June 30, 2014	43,800,000	43,800	84,560	(524,888)	—	(396,528)

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

Six months ended June 30,
	2014	2013
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(8,417)	(3,580)
Adjustments to reconcile net loss to net cash provided by operating activities:
Depreciation	—	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	—
Accrued expenses and other current liabilities	4,599	(5,029)
Surcharge on taxes	—	—
Income tax payable	—	—

NET CASH USED IN OPERATING ACTIVITIES	(3,818)	(8,609)

CASH FLOWS FROM INVESTING ACTIVITIES
NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
Repayment of long-term debt	—	—
Advance from related parties	3,818	8,609
Repayment to related parties	—	—

NET CASH PROVIDED BY FINANCING ACTIVITIES	3,818	8,609

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Foreign currency translation on cash and cash equivalents	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

The financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying financial statements present the financial position of the Company as of June 30, 2014 and December 31, 2013, and its results of operations for the six months ended June 30, 2014 and 2013. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2014 are not necessarily indicative of the results that may be expected for the year ending December 31, 2014.

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

3. Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2014, the Company had negative working capital and stockholders’ deficit of U.S.$396,528 and U.S.$396,528, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

			As of	As of
	Note		June 30, 2014	December 31, 2013
(Unaudited)
			U.S.$	U.S.$
Advances from stockholders	(a	)	391,193	387,375

(a)

The amounts due are unsecured, non-interest bearing and repayable on demand. During the six months ended June 30, 2014 and 2013, the Company received advances from related parties of U.S.$3,818 and U.S.$8,609, respectively. In addition, during the six months ended June 30, 2014 and 2013, the Company repaid advances of U.S.$0 and U.S.$0, respectively, to related parties.

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

	Six months ended June 30,
	2014	2013
	U.S.$	U.S.$
Loss from operations	(8,417)	(3,580)
Finance costs	—	—
Other income	—	—

Loss before taxation	(8,417)	(3,580)
Taxation	—	—

Net loss attributable to discontinued operations	(8,417)	(3,580)

SIX MONTHS ENDED JUNE 30, 2014 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2013 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$8,417 for the six months ended June 30, 2014, compared to U.S. $3,580 for the six months ended June 30, 2013.

NET NON-OPERATING EXPENSES

Net non-operating expenses for the six months ended June 30, 2014 totaled US$0, compared to US$0 for the six months ended June 30, 2013.

PROVISION FOR INCOME TAXES

No income tax expense for the six months ended June 30, 2014 and 2013 was incurred because the Company and its subsidiaries incurred losses for taxation purposes.

LIQUIDITY AND CAPITAL RESOURCES

The Company is currently financing its operations through cash generated from financing activities.

Cash and cash equivalent balances as of June 30, 2014 and June 30, 2013 were U.S.$0 and U.S.$0, respectively.

Net cash used in operating activities was U.S.$3,818 and U.S.$8,609 for the six months ended June 30, 2014 and 2013, respectively.

Net cash provided by financing activities was U.S.$3,818 and U.S.$8,609 for the six months ended June 30, 2014 and 2013, respectively. The decrease in net cash provided by financing activities resulted from the decrease in net advances from related parties.

During the six months ended June 30, 2014 and 2013, the Company did not enter into any transactions using derivative financial instruments or derivative commodity instruments nor held any marketable equity securities of publicly traded companies. Accordingly, the Company believes its exposure to market interest rate risk and price risk is not material.

During the six months ended June 30, 2014 and 2013, the Company had no purchases or investments.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2014. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2014	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer