Form 10-K
period 2014-12-31
CHINAWE COM INC
filed 2015-03-31
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2014

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☒    No  ☐

The aggregate market value of common stock held by non-affiliates of the registrant (based upon the closing sale price on June 30, 2014) was $1,435,673. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 27, 2015, there were 43,800,000 shares of common stock, $0.001 per share par value, outstanding.

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

Set forth below are certain risks and uncertainties relating to the Company. These are not the only risks and uncertainties we face. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair the Company. If any of the following risks actually occur, our business, operating results or financial condition could be materially adversely affected.

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

RISKS RELATING TO OUR STOCK

BECAUSE OUR COMMON STOCK PRICE IS BELOW $5.00, WE ARE SUBJECT TO ADDITIONAL RULES AND REGULATIONS.

The Securities and Exchange Commission (“SEC”) has adopted regulations which generally define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. The Company’s common stock’s par value $0.001 per share (“Common Stock”) presently is a “penny stock”. Because our Common Stock is a “penny stock”, it is subject to rules that impose additional sales practice requirements on broker/dealers who sell our securities to persons other than established customers and accredited investors. There can be no assurance that the Common Stock will trade for $5.00 or more per share, or if so, when.

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

Item 1B.	Unresolved Staff Comments.

Not applicable.

Item 2.	Properties.

The Company’s headquarters are located in Kowloon, Hong Kong.

Item 3.	Legal Proceedings.

We are not engaged in any litigation or governmental proceedings.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our shares of Common Stock presently are traded on the OTCQB Market under the symbol “CHWE”.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High	Low

2014

January 1, 2014 – March 31, 2014	.02	.02
April 1, 2014 – June 30, 2014	.44	.02
July 1, 2014 – September 30, 2014	.10	.05
October 1, 2014 – December 31, 2014	.03	.04

2013

January 1, 2013 – March 31, 2013	.10	.01
April 1, 2013 – June 30, 2013	.04	.03
July 1, 2013 – September 30, 2013	.07	.03
October 1, 2013 – December 31, 2013	.03	.02

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 4, 2015, the last day the Common Stock traded, the Common Stock was quoted at $0.04 per share.

(b) As of March 23, 2015, the Company had 43,800,000 shares of Common Stock outstanding and 22 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2014, the Company reported a net loss of US$18,544, and as of December 31, 2014 had a negative working capital and stockholders’ deficit of US$406,655 and US$406,655, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that its shares would be traded on the OTC Pink market of the OTC Markets. See “Item1A. RISK FACTORS-RISKS RELATING TO OUR STOCK-POSSIBLE TERMINATION OF REGISTRATION OF OUR STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.”

	Year ended December 31,
	2014	2013
	US$	US$
Revenue	—	—
Operating costs	(18,544)	(15,669)
Non-operating expenses	—	—

Gain (loss) before taxation	(18,544)	(15,669)
Taxation	—	—

Net gain (loss)	(18,544)	(15,669)

Net gain (loss) attributable to discontinued operations	(18,544)	(15,669)

Year ended December 31, 2014 compared to the year ended December 31, 2013

Revenues. Revenues for the year ended December 31, 2014 were US$0 as compared to US$0 for the year ended December 31, 2013. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field.

Expenses. Administrative and general expenses for the year ended December 31, 2014 were US$18,544, an increase of 18.35% as compared to US$15,669 for the year ended December 31, 2013. The increase was due to higher professional fees.

Taxation. No income tax expense for the years ended December 31, 2014 and 2013 was incurred because the Company reported a net loss.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2014 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2014, the Company reported a net loss of US$18,544 and had a negative working capital and stockholders’ deficit of US$406,655 and US$406,655, respectively. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

A company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. Since the Company has no business, we believe there is no critical judgment area in the application of our accounting policies that currently affects our financial condition and results of operations.

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

Future Operations

The Company is seeking investment opportunities that may provide revenue for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the receipt of revenue is probable. The Company is also considering de-registering its Common Stock with the SEC with the result that its shares would be traded on the OTC Pink market of the OTC Markets. See “Item 1A. RISK FACTORS–RISKS RELATING TO OUR STOCK–POSSIBLE DELISTING OF OUR STOCK FROM TRADING ON THE OTC MARKETS.”

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2014. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.	Other Information.

Not applicable.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	55	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	49	Vice President and Secretary, Director
Barry Yiu	55	Vice President, Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, its executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2014.

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

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2014 and December 31, 2013. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 27, 2015, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

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

* * *

The following table sets forth information as of December 31, 2014 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance Equity Compensation Plan Information

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

Item 13.	Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2014:

Name	Advances made	Repayment made	Disposal of CAM(HK)	Balance
	US$	US$	US$	US$
Gonet Associates Ltd. (1)	—	—	—	—
Man Keung Alan Wai	13,945	—	—	401,320
Man Ying Ken Wai	—	—	—	—

(1)	Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Barry Yiu. None of such directors are “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14.	Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2014 and 2013 for professional services rendered by Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) for the audit of the Company’s annual financial statements and the review of the financial statements included in our quarterly reports on Form 10-Q were $5,700 and $5,700, respectively.

Audit-Related Fees.

The Company did not pay any audit-related fees to Parker Randall for the fiscal years ended December 31, 2014 and December 31, 2013

Tax Fees.

Parker Randall did not provide any tax services to the Company in either of the fiscal years ended December 31, 2014 and December 31, 2013.

All Other Fees.

Parker Randall did not provide any other services to the Company in either of the fiscal years ended December 31, 2014 and December 31, 2013.

PART IV

Item 15. Exhibits and Financial Statement Schedules

Exhibit No.	Description

3.(i)	Articles of Incorporation (1)

3.(ii)	By-Laws (1)

14	Code of Ethics (2)

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification

31.2	Rule 13a-14(a)/15d-14(a) Certification

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the SEC on May 19, 2000, and hereby incorporated by reference herein.
2	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2004, and hereby incorporated by reference herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the year ended December 31, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2014, the Company had negative working capital and stockholders’ deficit of US$406,655 and US$406,655, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

In our opinion, except for the going concern issue discussed in the preceding paragraph, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2014 and the results of its operations and its cash flows for the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ PARKER RANDALL CF (H.K.) CPA LIMITED

Certified Public Accountants

Hong Kong

March 30, 2015

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED INCOME STATEMENTS

		Year ended December 31,
	NOTE	2014	2013
		US$	US$
OPERATING REVENUES

Administrative and general expenses		(18,544)	(15,669)

LOSS FROM OPERATIONS AND BEFORE INCOME TAXES		(18,544)	(15,669)

Income tax expense		—	—

NET LOSS		(18,544)	(15,669)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		—	—

COMPREHENSIVE INCOME/(LOSS)		(18,544)	(15,669)

Basic and diluted net income/(loss) per share of common stock		0.000	0.000

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

	Note	As of December 31, 2014	As of December 31, 2013
		US$	US$
ASSETS
Current assets:
Cash and cash equivalents		—	—
Prepayments, deposits and other debtors		—	—
Amount due from a director — Wai Man Keung		—	—
Amount due from related parties		—	—

Total current assets		—	—

Property, plant and equipment, net		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		5,335	736
Current portion of long-term debt		—	—
Due to related parties	3	401,320	387,375
Income tax payables		—	—
Surcharge on taxes		—	—

Total current liabilities		406,655	388,111

Stockholders’ deficit:
Preferred stock, par value US$0.001 per share, authorized 20,000,000 shares; none issued
Common stock, par value US$0.001 per share, authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Capital in excess of par		84,560	84,560
Accumulated losses		(535,015)	(516,471)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(406,655)	(388,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

	Number of shares	Amount	Capital in excess of par	Accumulated losses	Accumulated other comprehensive (loss) income	Total Stockholders’ Deficit
		US$	US$	US$	US$	US$
Balance as of January 1, 2013	43,800,000	43,800	84,560	(500,802)	—	(372,442)

Comprehensive loss:
Net loss for the year	—	—	—	(15,669)	—	(15,669)
Currency translation adjustment	—	—	—	—	—	—

Total comprehensive loss	—	—	—	(15,669)	—	(15,669)

Balance as of December 31, 2013	43,800,000	43,800	84,560	(516,471)	—	(388,111)

Comprehensive income:
Net loss for the year	—	—	—	(18,544)	—	(18,544)
Currency translation adjustment	—	—	—	—	—	—

Total comprehensive loss	—	—	—	(18,544)	—	(18,544)

Balance as of December 31, 2014	43,800,000	43,800	84,560	(535,015)	—	(406,655)

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

Year ended December 31,
	2014	2013
	US$	US$
CASH FLOWS FROM OPERATING ACTIVITIES
Net income/(loss)	(18,544)	(15,669)
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	—	—
Gain on disposal	—	—
Changes in operating assets and liabilities:
Prepayments, deposits and other receivables	—	—
Customer deposits received	—	—
Accrued expenses and other current liabilities	4,599	(7,729)
Surcharge on taxes	—	—
Income tax payable	—	—

NET CASH USED IN OPERATING ACTIVITIES	(13,945)	(23,398)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash outflow from disposal of subsidiary	—	—

NET CASH USED IN INVESTING ACTIVITIES	—	—

CASH FLOWS FROM FINANCING ACTIVITIES
New loan raised	—	—
Repayment of long-term debt	—	—
Advance from related parties	13,945	23,398
Repayment to related parties	—	—

NET CASH USED IN FINANCING ACTIVITIES	13,945	23,398

NET DECREASE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION
Cash paid for interest	—	—

See accompanying notes to the financial statements.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE

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

(b) Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2014, the Company had negative working capital and stockholders’ deficit of US$406,655 and US$406,655, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

(i) Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2014 or 2013.

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

3. RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of December 31, 2014 U.S. $	As of December 31, 2013 U.S. $
Advances from stockholders	401,320	387,375

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

CHINAWE.COM INC.
Date: March 31, 2015	(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Wai Man Keung Wai	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)	March 31, 2015

/s/ Man Ying Ken Wai Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 31, 2015

/s/ Barry Yiu Barry Yiu	Vice President and Director	March 31, 2015

EXHIBIT INDEX

Exhibit No.	Description

21	Subsidiaries

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer