Form 10-K
period 2015-12-31
CHINAWE COM INC
filed 2016-04-14
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-29169

Chinawe.com Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-462728 (I.R.S. Employer Identification No.)

Room 1208, Block A
Fuk Keung Industrial Building
66-68 Tong Mei Road
Kowloon, Hong Kong

(Address of principal executive offices) (Zip Code)8

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐ No ☑

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to Form 10-K. ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on June 30, 2015) was $717,836. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of April 11, 2016, there were 43,800,000 shares of common stock, $0.001 per share par value, outstanding.

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

The consolidated financial statements include the accounts of Chinawe and Officeway Technology Limited (“OTL”), a company incorporated in the British Virgin Islands in December 1999, which was formed for the purpose of acquiring (in March 2000) Chinawe Asset Management Limited (“CAM (HK)”).

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

The Company sold all of the shares of OTL to an independent third party on December 31, 2015 for a purchase price of U.S.$1.00 (the “OTL Sale”). As a result of the OTL Sale, OTL ceased to be a subsidiary of the Company.

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

WE WILL REQUIRE FUNDS TO FINANCE ENTRY INTO A NEW LINE OF BUSINESS

We will need financing to enter into a new line of business. We may seek to obtain such funds through sales of equity and/or debt, or other external financing in order to fund any new operations. We cannot assure that any capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute any new business plan and our business will be materially and adversely affected. The principal stockholders of the Company have in the past advanced funds to the Company to continue its operations. Although these stockholders have indicated that they will continue to fund the Company while the Company searches for a new line of business, there can be no assurance that the principal stockholders will continue to so fund the Company until a new line of business is located.

THE COMPANY MAY BE SUBJECT TO INTEREST AND PENALTIES FOR FAILURE TO FILE FEDERAL AND CALIFORNIA INCOME TAX RETURNS

The Company is deficient in filing its Federal and California income tax returns and Federal information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to California, the failure to file could result in significant interest and penalties imposed upon the Company. The imposition of such interest and penalties would have a material adverse effect upon the Company’s financial condition.

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

POSSIBLE DELISTING OF OUR COMMON STOCK FROM TRADING ON THE OTC MARKETS

Absent NASDAQ Capital Market or other NASDAQ or stock exchange listing, trading, if any, in our Common Stock will, as it presently is, continue on the OTC Markets. As a result, you may find it difficult to dispose of or to obtain accurate quotations as to the market value of the Common Stock. If delisted, we cannot predict when, if ever, our class of Common Stock would be re-listed for trading on the OTC Markets or any other market or exchange as the approval to re-list the Common Stock is subject to review by applicable regulatory authorities.

POSSIBLE TERMINATION OF REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED

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

Item 4.    Mine Safety Disclosures

Not applicable.

  PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our shares of Common Stock are traded on the OTC Pink marketplace under the symbol “CHWE”.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High (U.S.$)	Low (U.S.$)

2015

January 1, 2015 – March 31, 2015	.04	.04
April 1, 2015 – June 30, 2015	.06	.04
July 1, 2015 – September 30, 2015	.04	.04
October 1, 2015 – December 31, 2015	.04	.01

2014

January 1, 2014 – March 31, 2014	.10	.00
April 1, 2014 – June 30, 2014	.04	.03
July 1, 2014– September 30, 2014	.07	.03
October 1, 2014– December 31, 2014	.03	.02

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 30, 2016, the last day the Common Stock traded, the Common Stock was quoted at U.S.$.01 per share.

(b) As of April 11, 2016, the Company had 43,800,000 shares of Common Stock outstanding and, as of March 15, 2016, 21 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2015, the Company reported a net loss of U.S.$18,085, and as of December 31, 2015 had a negative working capital and stockholders’ deficit of U.S.$317,475 and U.S.$317,475, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. The principal stockholders of the Company have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that the Company’s reporting obligations under the Exchange Act will be suspended. See “Item1A. RISK FACTORS-RISKS RELATING TO OUR STOCK-POSSIBLE TERMINATION OF REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.”

	Year ended December 31,
	2015	2014
	U.S.$	U.S.$
Revenue	—	—
Administrative and general expenses	(18,721)	(18,544)
Gain on disposal of a subsidiary	636	—

Loss before income taxes	(18,085)	(18,544)
Income tax expense	—	—

Net loss	(18,085)	(18,544)

Year ended December 31, 2015 compared to the year ended December 31, 2014

Revenues. Revenues for the year ended December 31, 2015 were U.S.$0 as compared to U.S.$0 for the year ended December 31, 2014. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field.

Administrative and general expenses. Administrative and general expenses for the year ended December 31, 2015 were U.S.$18,721, an increase of 1% as compared to U.S.$18,544 for the year ended December 31, 2014.

Gain on disposal of a subsidiary. On December 31, 2015, we disposed of all of the shares of OTL to an independent third party for a purchase price of $1.00, resulting in a gain of U.S.$636.

Income tax expense. No income tax expense for the years ended December 31, 2015 and 2014 was incurred because the Company reported a net loss.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2015 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2015, the Company reported a net loss of U.S.$18,085 and had a negative working capital and stockholders’ deficit of U.S.$317,475 and U.S.$317,475, respectively. The Company has relied on private financing by advances from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

A company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. Since the Company has no business, we believe there is no critical judgment area in the application of our accounting policies that currently affects our financial condition and results of operations except the following:

Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company had negative working capital and stockholders’ deficit of U.S.$317,475 and U.S.$317,475, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

Off-Balance Sheet Arrangements

The Company has no off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to the Company. See “Item 1A. RISK FACTORS-RISKS RELATING TO OUR STOCK-POSSIBLE DELISTING OF OUR COMMON STOCK FROM TRADING ON THE OTC MARKETS.”

Future Operations

The Company is seeking investment opportunities that may provide revenue for the Company. However, the Company has not identified a specific line of business or territory for any such new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the receipt of revenue is probable. The Company is also considering de-registering its Common Stock with the SEC with the result that it would no longer have to file periodic reports with the SEC. See “Item 1A. RISK FACTORS–RISKS RELATING TO OUR STOCK–POSSIBLE TERMINATION OF REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.”

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

The Company’s management is responsible for establishing and maintaining adequate internal control over financial reporting for the Company as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act. The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the (i) effectiveness and efficiency of operations, (ii) reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and (iii) compliance with applicable laws and regulations. The Company’s internal controls framework is based on the criteria set forth in the Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2015. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	55	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	50	Vice President and Secretary, Director
Barry Yiu	55	Vice President, Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2015.

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

Item 11.  Executive Compensation.

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2015 and December 31, 2014. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of April 11, 2016, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

			Percent of Outstanding
Name of Beneficial Owner(1)	Amount of Beneficial Ownership		Shares of Class Owned

Gonet Associates Ltd.(2)	22,054,090		50.4
Man Keung Alan Wai(2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Barry Yiu	3,800,000	(3)	8.7
Charter One Investments Limited(4)	3,800,000	(3)	8.7
Rafal Zielinski & Vally Mestroni J/T(5)	4,196,366		9.6
All officers and directors as a group (3 persons)	25,854,090	(2)(3)	59.1

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.

(2)	Man Keung Alan Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

(3)	By virtue of his ownership interest in Charter One Investments Limited, Barry Yiu may be deemed to beneficially own the shares of Common Stock owned by Charter One Investments Limited.

(4)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands. Barry Yiu is a director of Charter One Investments Limited.

(5)	The address for Rafal Zielinski and Vally Mestroni is 8033 Sunset Boulevard, Suite 640, Los Angeles, CA 90046.

* * *

The following table sets forth information as of December 31, 2015 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2015:

Name	Advances made	Repayment made	Disposal of OTL		Balance
	U.S.$	U.S.$	U.S.$		U.S.$

Gonet Associates Ltd. (1)	—	—	—		—
Man Keung Alan Wai	19,620	—	(107,265	)(2)	313,675
Man Ying Ken Wai	—	—	—		—

(1) Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

(2)Man Keung Alan Wai waived the amount due from OTL of U.S.$107,265 during the year ended December 31, 2015, resulting in the Company’s recording such amount in additional paid-in capital.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Barry Yiu. None of such directors are “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services.

As disclosed in a Current Report on Form 8-K filed with the SEC on March 21, 2016, (i) Parker Randall CF (H.K.) CPA Limited (“Parker Randall”) resigned as the Company’s independent registered public accounting firm on March 18, 2016 and (ii) the Company appointed Moore Stephens CPA Limited (“Moore Stephens”) as the Company’s new independent registered public accounting firm on March 18, 2016.

Audit Fees.

The aggregate fees for professional services rendered by Moore Stephens for the audits of the Company’s annual financial statements for the years ended December 31, 2015 and 2014 were U.S.$3,800.

The aggregate fees billed for the fiscal years ended December 31, 2015 and 2014 for professional services rendered by Parker Randall for the audit of the Company’s annual financial statements for the year ended December 31, 2014 and the review of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2015 and 2014 were U.S.$3,000 and U.S.$5,700, respectively.

Audit-Related Fees.

The Company did not pay any audit-related fees to Moore Stephens or Parker Randall for the fiscal years ended December 31, 2015 and December 31, 2014.

Tax Fees.

Neither Moore Stephens nor Parker Randall provided any tax services to the Company in either of the fiscal years ended December 31, 2015 and December 31, 2014.

All Other Fees.

Neither Moore Stephens nor Parker Randall provided any other services to the Company in either of the fiscal years ended December 31, 2015 and December 31, 2014.

PART IV

Item 15.  Exhibits and Financial Statement Schedules

(b) EXHIBITS

Exhibit No.		Description

3.	(i)	Articles of Incorporation (1)
3.	(ii)	By-Laws (1)
14		Code of Ethics (3)
31.1		Rule 13a-14(a)/15d-14(a) Certification
31.2		Rule 13a-14(a)/15d-14(a) Certification
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

1	Filed as an exhibit to our Company’s Form 10-SB, as filed with the SEC on May 19, 2000, and hereby incorporated by reference herein.

2	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2005, and hereby incorporated by reference herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: April 14, 2016	CHINAWE.COM INC . (Registrant)

	By:	/s/ Man Keung Alan Wai
Man Keung Alan Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Alan Wai	Chairman of the Board, Chief Executive Officer,	April 14, 2016
Man Keung Alan Wai	Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	April 14, 2016
Man Ying Ken Wai

/s/ Barry Yiu	Vice President and Director	April 14, 2016
Barry Yiu

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

We have audited the accompanying consolidated balance sheets of Chinawe.com Inc. and its subsidiary (the “Company”) as of December 31, 2015 and 2014 and the related consolidated statements of comprehensive loss, changes in stockholders’ deficit and cash flows for each of the two years in the period ended December 31, 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2015 and 2014 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2015, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2015, the Company had negative working capital and stockholders’ deficit of U.S.$317,475 and U.S.$317,475, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens CPA Limited

Moore Stephens CPA Limited
Certified Public Accountants
Hong Kong
April 14, 2016

F-1

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2015	2014
	U.S.$	U.S.$

Administrative and general expenses	(18,721)	(18,544)

LOSS FROM OPERATIONS	(18,721)	(18,544)

NON-OPERATING INCOME
Gain on disposal of a subsidiary	636	—

LOSS BEFORE INCOME TAXES	(18,085)	(18,544)

Income tax expense	—	—

NET LOSS	(18,085)	(18,544)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	—	—

TOTAL COMPREHENSIVE LOSS	(18,085)	(18,544)

Basic and diluted loss per share of common stock	0.000	0.000

Weighted average number of shares of common stock outstanding	43,800,000	43,800,000

See accompanying notes to consolidated financial statements.

F-2

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED BALANCE SHEETS

		As of	As of
		December 31,	December 31,
	Note	2015	2014
		U.S.$	U.S.$
ASSETS
Total current assets		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		3,800	5,335
Due to related parties	3	313,675	401,320
Total current liabilities		317,475	406,655

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares; none issued
Common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		191,825	84,560
Accumulated losses		(553,100)	(535,015)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(317,475)	(406,655)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to consolidated financial statements.

F-3

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2014	43,800,000	43,800	84,560	(516,471)	(388,111)

Net loss for the year	—	—	—	(18,544)	(18,544)
Balance as of December 31, 2014	43,800,000	43,800	84,560	(535,015)	(406,655)

Net loss for the year	—	—	—	(18,085)	(18,085)
Waiver of amount due from a subsidiary by a stockholder	—	—	107,265	—	107,265
Balance as of December 31, 2015	43,800,000	43,800	191,825	(553,100)	(317,475)

See accompanying notes to consolidated financial statements.

F-4

CHINAWE.COM INC. AND SUBSIDIARIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2015	2014
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(18,085)	(18,544)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses and other current liabilities	(1,535)	(4,599)
NET CASH USED IN OPERATING ACTIVITIES	(19,620)	(13,945)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	19,620	13,945
NET CASH PROVIDED BY FINANCING ACTIVITIES	19,620	13,945

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

See accompanying notes to consolidated financial statements.

F-5

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

The consolidated financial statements include the accounts of Chinawe and Officeway Technology Limited (“OTL”), a company incorporated in the British Virgin Islands in December 1999 (hereinafter collectively referred to as the “Company”).

Chinawe Asset Management Limited, a company incorporated in Hong Kong (“CAM (HK)”), ceased to be an indirect subsidiary of Chinawe when CAM (HK) was sold on July 26, 2010 (the “CAM (HK) Sale”). As a result of the CAM (HK) Sale, Chinawe Asset Management (PRC) Limited, a subsidiary of CAM (HK), also ceased to be an indirect subsidiary of Chinawe.

On December 31, 2015, all the shares of OTL were sold to an independent third party. Accordingly, OTL ceased to be a subsidiary of Chinawe on such date.

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a) Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The functional and reporting currency of the Company is U.S. dollars (“U.S.$”).

(b) Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2015, the Company had negative working capital and stockholders’ deficit of U.S.$317,475 and U.S.$317,475, respectively, which raise substantial doubt about its ability to continue as a going concern.

The Company has relied on private financing by cash inflows from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company

F-6

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

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

(e) Revenue recognition

The Company has no business currently.

(f) Income taxes

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

Financial Accounting Standards Board Accounting Standards Codification 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties from tax assessments, if any, are included in income taxes in the consolidated statement of comprehensive loss.

(g) Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2015 or 2014.

F-7

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(h) Foreign currency translation

The Company’s functional currency is the U.S.$, which is the currency of the primary economic environment in which the Company operates. The financial statements are presented in U.S.$.

All transactions in currencies other than functional currency during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currency are remeasured at the exchange rates existing on that date. Exchange differences are recorded in the consolidated statement of comprehensive loss.

(i) Use of estimates

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

(j) Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which include related party balances, approximate their carrying value in the financial statements.

3. RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of	As of
	December 31, 2015	December 31, 2014
	U.S. $	U.S. $
Advances from stockholders	313,675	401,320

A stockholder waived the amount due from OTL of U.S.$107,265 during the year ended December 31, 2015 and such amount was recorded in additional paid-in capital.

The amounts due are unsecured, interest free and repayable on demand.

F-8

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. CONTINGENCIES

The Company is currently suspended in the State of California due to failure to file income tax returns with the Franchise Tax Board for numerous years. The Company is also delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to California, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has decided not to pursue reinstatement in California or prepare and file past due U.S. Federal tax returns and information forms until it has formulated a plan for once again becoming an operating company. Management is unable to estimate the possible losses with a reasonable degree of uncertainty.

The Company’s income tax returns for the years ended December 31, 2015 and 2014 are subject to examination by the Internal Revenue Service and State tax authorities, generally for three years after they are filed.

F-9

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer