Form 10-Q
period 2016-03-31
CHINAWE COM INC
filed 2016-05-16
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                    No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 16, 2016

Common Stock, $.001 par value	43,800,000

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

		Three months ended March 31,
	Note	2016	2015
		U.S.$	U.S.$

Administrative and general expenses		(4,684)	(1,000)

LOSS BEFORE INCOME TAXES		(4,684)	(1,000)

Income tax expense		-	-

NET LOSS		(4,684)	(1,000)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		-	-

TOTAL COMPREHENSIVE LOSS		(4,684)	(1,000)

Basic and diluted loss per share of common stock		(0.000)	(0.000)

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	March 31, 2016	December 31, 2015
		U.S.$	U.S.$
ASSETS		—	—
Total current assets
Total assets		—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		6,436	3,800
Due to related parties	3	315,723	313,675

Total current liabilities		322,159	317,475

Stockholders' deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid in capital		191,825	191,825
Accumulated losses		(557,784)	(553,100)
Accumulated other comprehensive loss		—	—

Total stockholders’ deficit		(322,159)	(317,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2015	43,800,000	43,800	84,560	(535,015)	(406,655)

Net loss for the period	—	—	—	(1,000)	(1,000)
Balance as of March 31, 2015	43,800,000	43,800	84,560	(536,015)	(407,655)

Balance as of January 1, 2016	43,800,000	43,800	191,825	(553,100)	(317,475)

Net loss for the period	—	—	—	(4,684)	(4,684)
Balance as of March 31, 2016	43,800,000	43,800	191,825	(557,784)	(322,159)

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2016	2015
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(4,684)	(1,000)

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expenses and other current liabilities	2,636	(1,100)

NET CASH USED IN OPERATING ACTIVITIES	(2,048)	(2,100)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related parties	2,048	2,100

NET CASH PROVIDED BY FINANCING ACTIVITIES	2,048	2,100

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed consolidated financial statements present the financial position of Chinawe.com Inc. (the “Company” or “Chinawe”) as of March 31, 2016 and December 31, 2015, and the results of operations for the Company and its subsidiary (up to date of disposal) for three months ended March 31, 2016 and 2015. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

The balance sheet at December 31, 2015 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed consolidated financial statements should be read in conjunction with the consolidated financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2015.

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

The unaudited condensed consolidated financial statements for the three months ended March 31, 2015 include the accounts of Chinawe and the following subsidiary (collectively referred to hereinafter as the “Company”): Officeway Technology Limited (“OTL”), a company incorporated in the British Virgin Islands in December 1999, and was sold to an independent third party on December 31, 2015. The unaudited condensed consolidated financial statements for the three months ended March 31, 2016 include the accounts of Chinawe only.

3. Going concern consideration

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company had negative working capital and stockholders’ deficit of U.S.$322,159 and U.S.$322,159, respectively, which raise substantial doubt about its ability to continue as a going concern.

The Company has relied on private financing by cash inflows from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

4. Due to related parties

The balances with related parties are as follows:

	As of	As of
	March 31, 2016	December 31, 2015
	U.S.$	U.S.$
Advances from stockholders	315,723	313,675

The amounts due are unsecured, non-interest bearing and repayable on demand.

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

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the unaudited condensed consolidated financial statements and notes thereto appearing elsewhere in this Form 10-Q. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed elsewhere in this report.

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

	2016	2015
	U.S.$	U.S.$

Administrative and general expenses	(4,684)	(1,000)

Loss before income taxes	(4,684)	(1,000)
Income tax expense	—	—
Net loss	(4,684)	(1,000)

THREE MONTHS ENDED MARCH 31, 2016 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2015 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$4,684 for the three months ended March 31, 2016, compared to U.S. $1,000 for the three months ended March 31, 2015. The increase was due to increase in professional fees.

PROVISION FOR INCOME TAXES

No income tax expense for the three months ended March 31, 2016 and 2015 was incurred because the Company reported a net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2016, the Company had negative working capital and stockholders’ deficit of U.S.$322,159 and U.S.$322,159, respectively.

The Company has relied on private financing by cash inflows from the principal stockholders of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. These stockholders have indicated their intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from these stockholders will be continued. The accompanying unaudited condensed consolidated financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

A company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. Since the Company has no business, we believe there is no critical judgment area in the application of our accounting policies that currently affects our financial condition and results of operations except for the disclosure set forth above under “LIQUIDITY AND CAPITAL RESOURCES.”

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2016. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 16, 2016	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

