Form 10-Q
period 2016-09-30
CHINAWE COM INC
filed 2016-11-14
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 14, 2016

Common Stock, $.001 par value	43,800,000

Exhibit 31.1

Exhibit 31.2

Exhibit 32.1

Exhibit 32.2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Nine months ended September 30,
	2016	2015
	U.S.$	U.S.$

Administrative and general expenses	(15,779)	(8,000)

LOSS BEFORE INCOME TAXES	(15,779)	(8,000)

Income tax expense	-	-

NET LOSS	(15,779)	(8,000)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	-	-
TOTAL COMPREHENSIVE LOSS	(15,779)	(8,000)
Basic and diluted loss per share of common stock
	(0.000)	(0.000)

Weighted average number of shares of common stock outstanding	43,800,000	43,800,000

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		As of	As of
	Note	September 30, 2016	December 31, 2015
		U.S.$	U.S.$
ASSETS
Total current assets		—	—
Total assets		—	—

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		4,055	3,800
Due to related parties	4	329,199	313,675
Total current liabilities		333,254	317,475
Stockholders' deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid in capital		191,825	191,825
Accumulated losses		(568,879)	(553,100)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(333,254)	(317,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2015	43,800,000	43,800	84,560	(535,015)	(406,655)

Net loss for the period	—	—	—	(8,000)	(8,000)
Balance as of September 30, 2015	43,800,000	43,800	84,560	(543,015)	(414,655)

Balance as of January 1, 2016	43,800,000	43,800	191,825	(553,100)	(317,475)

Net loss for the period	—	—	—	(15,779)	(15,779)
Balance as of September 30, 2016	43,800,000	43,800	191,825	(568,879)	(333,254)

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2016	2015
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(15,779)	(8,000)

Adjustments to reconcile net loss to net cash provided by/(used in) operating activities:
Accrued expenses and other current liabilities	255	(3,700)

NET CASH USED IN OPERATING ACTIVITIES	(15,524)	(11,700)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related parties	15,524	11,700

NET CASH PROVIDED BY FINANCING ACTIVITIES	15,524	11,700

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

The unaudited condensed consolidated financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC. AND SUBSIDIARIES

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying financial statements present the financial position of Chinawe.com Inc. (the “Company” or “Chinawe”) as of September 30, 2016 and December 31, 2015, and the results of operations for the Company and its subsidiary (up to date of disposal) for the nine months ended September 30, 2016 and 2015. All inter-company accounts and transactions have been eliminated on consolidation.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2016 are not necessarily indicative of the results that may be expected for the year ending December 31, 2016.

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

The unaudited condensed consolidated financial statements for the nine months ended September 30, 2015 include the accounts of Chinawe and the following subsidiary (sometimes collectively referred to hereinafter as the “Company”): Officeway Technology Limited, a company incorporated in the British Virgin Islands in December 1999, and sold to an independent third party on December 31, 2015. The unaudited condensed consolidated financial statements for the nine months ended September 30, 2016 include the accounts of Chinawe only.

3.	Going concern consideration

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had negative working capital and stockholders’ deficit of U.S.$333,254 and U.S.$333,254, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4.	Due to related parties

The balances with related parties are as follows:

	As of	As of
	September 30, 2016	December 31, 2015
(Unaudited)
	U.S.$	U.S.$
Advances from stockholders	329,199	313,675

The amounts due are unsecured, non-interest bearing and repayable on demand.

5.	Contingencies

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

	Nine months ended September 30,
	2016	2015
	U.S.$	U.S.$

Administrative and general expenses	(15,779)	(8,000)

Loss before income taxes	(15,779)	(8,000)
Income tax expense	—	—
Net loss	(15,779)	(8,000)

NINE MONTHS ENDED SEPTEMBER 30, 2016 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2015 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$15,779 for the nine months ended September 30, 2016, compared to U.S. $8,000 for the nine months ended September 30, 2015. The increase in operating expenses is attributable to the increase in professional fees.

PROVISION FOR INCOME TAXES

No income tax expense for the nine months ended September 30, 2016 and 2015 was incurred because the Company reported a net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2016, the Company had negative working capital and stockholders’ deficit of U.S.$333,254 and U.S.$333,254, respectively.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the nine months ended September 30, 2016. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the nine months ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2016	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

