Form 10-K
period 2016-12-31
CHINAWE COM INC
filed 2017-03-31
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on June 30, 2016) was $108,730. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 24, 2017, there were 43,800,000 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business.

Chinawe.com Inc. (the “Company”, “Chinawe” or “we”), formerly known as Neo Modern Entertainment Corp. (“Neo Modern”), was formed pursuant to the corporation laws of the State of California on March 19, 1997.

Chinawe’s principal business was providing professional management services relating to non-performing loans (“NPLs”) in the People’s Republic of China (“PRC”), as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited (“HOL”), issued a notice of termination to terminate its service contracts with the Company with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company became a non-operating company.

The consolidated financial statements in 2015 included the accounts of Chinawe and Officeway Technology Limited (“OTL”), a company incorporated in the British Virgin Islands in December 1999 (which was formed for the purpose of acquiring (in March 2000) Chinawe Asset Management Limited, a former subsidiary of Chinawe), through December 31, 2015. The financial statements in 2016 include the accounts of Chinawe only. The Company sold all of the shares of OTL to an independent third party on December 31, 2015 for a purchase price of U.S.$1.00 (the “OTL Sale”). As a result of the OTL Sale, OTL ceased to be a subsidiary of the Company.

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

WE WILL REQUIRE FUNDS TO FINANCE ENTRY INTO A NEW LINE OF BUSINESS

We will need financing to enter into a new line of business. We may seek to obtain such funds through sales of equity and/or debt, or other external financing in order to fund any new operations. There can be no assurance that any capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute any new business plan and our business will be materially and adversely affected. The principal stockholder and a director of the Company have in the past advanced funds to the Company to continue its operations. Although the director has indicated that he will continue to fund the Company while the Company searches for a new line of business, there can be no assurance that the director will continue to so fund the Company until a new line of business is located. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

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

TRADING ON THE OTC MARKETS; POSSIBLE DELISTING

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

Item 4.    Mine Safety Disclosures.

Not applicable.

  PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our shares of Common Stock are traded on the OTC Pink marketplace under the symbol “CHWE”. Trading in the Common Stock is limited.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High (U.S.$)	Low (U.S.$)

2016

January 1, 2016 – March 31, 2016	.02	.00
April 1, 2016 – June 30, 2016	.00	.00
July 1, 2016 – September 30, 2016	.01	.00
October 1, 2016 – December 31, 2016	.01	.01

2015

January 1, 2015 – March 31, 2015	.04	.04
April 1, 2015 – June 30, 2015	.06	.04
July 1, 2015 – September 30, 2015	.04	.04
October 1, 2015 – December 31, 2015	.04	.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 30, 2017, the last day the Common Stock traded, the Common Stock was quoted at U.S.$.01 per share.

(b) As of March 24, 2017, the Company had 43,800,000 shares of Common Stock outstanding and, as of March 24, 2017, 20 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2016, the Company reported a net loss of U.S.$25,636, and as of December 31, 2016 had a negative working capital and stockholders’ deficit of U.S.$343,111 and U.S.$343,111, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. A director has indicated his intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the director will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that the Company’s reporting obligations under the Exchange Act will be suspended. See “Item1A. RISK FACTORS-RISKS RELATING TO OUR STOCK-POSSIBLE TERMINATION OF REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

	Year ended December 31,
	2016	2015
	U.S.$	U.S.$
Revenue	—	—
Administrative and general expenses	(25,636)	(18,721)
Gain on disposal of a subsidiary	—	636

Loss before income taxes	(25,636)	(18,085)
Income tax expense	—	—

Net loss	(25,636)	(18,085)

Year ended December 31, 2016 compared to the year ended December 31, 2015

Revenues. Revenues for the year ended December 31, 2016 were U.S.$0 as compared to U.S.$0 for the year ended December 31, 2015. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field since March 2009.

Administrative and general expenses. Administrative and general expenses for the year ended December 31, 2016 were U.S.$25,636, an increase of 37%, as compared to U.S.$18,721 for the year ended December 31, 2015. The increase was due to an increase in legal and professional fees.

Gain on disposal of a subsidiary. On December 31, 2015, we disposed of all of the shares of OTL to an independent third party for a purchase price of $1.00, resulting in a gain of U.S.$636.

Income tax expense. No income tax expense for the years ended December 31, 2016 and 2015 was incurred because the Company reported a net loss.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2016 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2016, the Company reported a net loss of U.S.$25,636 and had a negative working capital and stockholders’ deficit of U.S.$343,111 and U.S.$343,111, respectively. The Company has relied on private financing by advances from the principal stockholder and a director of the Company, who have agreed not to demand repayment of amounts due to it as long as the Company has negative working capital. The director has indicated his intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the director will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties. See “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

Critical Accounting Policies and Estimates

A company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. Since the Company has no business, we believe there is no critical judgment area in the application of our accounting policies that currently affects our financial condition and results of operations except for the disclosure set forth above under “Liquidity and Capital Resources”.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2016. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	56	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	51	Vice President and Secretary, Director
Xiaojiang Zhao	49	Director

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

Mr. Zhao, Xiaojiang — Director

Mr. Zhao become a director of the Company in November 2016. He is a principal and director of Guangdong Rui Sheung Properties Co. Ltd. (“Rui Sheung”), a Chinese company engaged in the real estate business. Prior to Rui Sheung, he was affiliated with Guangzhou Zan Bu Trade Co. Ltd. from April 2000 through August 2010. He was affiliated with First Tractor Manufactory from September 1988 through March 2000. Mr. Zhao holds a diploma from the Henan College of Economics in China.

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2016.

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

Item 11.  Executive Compensation.

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2016 and December 31, 2015. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 24, 2017, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned

Gonet Associates Ltd. (2)	22,054,090		50.4
Man Keung Alan Wai (2)	22,054,090		50.4
Man Ying Ken Wai	0		0
Xiaojiang Zhao	1,520,000		3.5
Charter One Investments Limited (3)	3,800,000		8.7
Properties of Light, LLC(4)	4,196,366		9.6
All officers and directors as a group (3 persons)	23,574,090	(2)	53.8

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.

(2)	Man Keung Alan Wai, through his control of Gonet Associates Ltd. (“Gonet”), beneficially owns the shares of Common Stock held by Gonet.

(3)	The address for Charter One Investments Limited is P.O. Box 957, Offshore Incorporations Centre, Road Town, Tortola, British Virgin Islands.

(4)	The address for Properties of Light, LLC, a California limited liability company, is 1901 Avenue of the Stars, Suite 240, Los Angeles, CA 90067.

 * * *

The following table sets forth information as of December 31, 2016 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance:

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2016:

Name	Advances made	Repayment made	Balance
	U.S.$	U.S.$	U.S.$

Man Keung Alan Wai	24,192	—	337,867

The Company’s Board of Directors consists of Man Keung Alan Wai, Man Ying Ken Wai and Xiaojiang Zhao. Mr. Zhao is the only director who is “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

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

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2016 and 2015 for professional services rendered by Moore Stephens for the audit of the Company’s annual financial statements for the year ended December 31, 2016 and 2015 and the review of the financial statements included in our quarterly reports on Form 10-Q for the year ended December 31, 2016 were U.S.$5,500 and U.S.$2,500, respectively.

The aggregate fees billed for the review of the financial statements included in our quarterly reports on Form 10-Q for the year ended December 31, 2015 rendered by Parker Randall was U.S.$3,000.

Audit-Related Fees.

The Company did not pay any audit-related fees to Moore Stephens or Parker Randall for the fiscal years ended December 31, 2016 and 2015.

Tax Fees.

Neither Moore Stephens nor Parker Randall provided any tax services to the Company in either of the fiscal years ended December 31, 2016 and 2015.

All Other Fees.

Neither Moore Stephens nor Parker Randall provided any other services to the Company in either of the fiscal years ended December 31, 2016 and 2015.

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

Item 16.  Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 31, 2017	CHINAWE.COM INC . (Registrant)

	By:	/s/ Man Keung Alan Wai
Man Keung Alan Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Alan Wai	Chairman of the Board, Chief Executive Officer,	March 31, 2017
Man Keung Alan Wai	Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 31, 2017
Man Ying Ken Wai

/s/ Xiaojiang Zhao	Director	March 31, 2017
Xiaojiang Zhao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

We have audited the accompanying balance sheet of Chinawe.com Inc. (the “Company”) as of December 31, 2016 and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2016. We have also audited the accompanying consolidated balance sheet of the Company and its subsidiary (collectively referred to as the “Company”) as of December 31, 2015 and the related statements of comprehensive loss, changes in stockholders’ deficit and cash flows for the year ended December 31, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2015 and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As of December 31, 2016, the Company had negative working capital and stockholders’ deficit of U.S.$343,111 and U.S.$343,111, respectively, which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are described in Note 2(b). The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Moore Stephens CPA Limited

Certified Public Accountants
Hong Kong
March 31, 2017

F-1

CHINAWE.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2016	2015
	U.S.$	U.S.$

Administrative and general expenses	(25,636)	(18,721)

LOSS FROM OPERATIONS	(25,636)	(18,721)

NON-OPERATING INCOME
Gain on disposal of a subsidiary	—	636

LOSS BEFORE INCOME TAXES	(25,636)	(18,085)

Income tax expense	—	—

NET LOSS	(25,636)	(18,085)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	—	—

TOTAL COMPREHENSIVE LOSS	(25,636)	(18,085)

Basic and diluted loss per share of common stock	0.000	0.000

Weighted average number of shares of common stock outstanding	43,800,000	43,800,000

See accompanying notes to consolidated financial statements.

F-2

CHINAWE.COM INC. AND SUBSIDIARY

CONSOLIDATED BALANCE SHEETS

		As of	As of
		December 31,	December 31,
	Note	2016	2015
		U.S.$	U.S.$
ASSETS
Total current assets		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		5,244	3,800
Due to related parties	3	337,867	313,675
Total current liabilities		343,111	317,475

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares; none issued
Common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		191,825	191,825
Accumulated losses		(578,736)	(553,100)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(343,111)	(317,475)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to consolidated financial statements.

F-3

CHINAWE.COM INC. AND SUBSIDIARY

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2015	43,800,000	43,800	84,560	(535,015)	(406,655)
Net loss for the year	—	—	—	(18,085)	(18,085)
Waiver of amount due from a subsidiary by a stockholder			107,265		107,265
Balance as of December 31, 2015	43,800,000	43,800	191,825	(553,100)	(317,475)

Net loss for the year	—	—	—	(25,636)	(25,636)
Balance as of December 31, 2016	43,800,000	43,800	191,825	(578,736)	(343,111)

See accompanying notes to consolidated financial statements.

F-4

CHINAWE.COM INC. AND SUBSIDIARY

CONSOLIDATED STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2016	2015
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(25,636)	(18,085)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses and other current liabilities	1,444	(1,535)
NET CASH USED IN OPERATING ACTIVITIES	(24,192)	(19,620)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	24,192	19,620
NET CASH PROVIDED BY FINANCING ACTIVITIES	24,192	19,620

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

See accompanying notes to consolidated financial statements.

F-5

CHINAWE.COM INC. AND SUBSIDIARY

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

The consolidated financial statements in 2015 included the accounts of Chinawe and Officeway Technology Limited (“OTL”), a company incorporated in the British Virgin Islands in December 1999 (hereinafter collectively referred to as the “Company”), up to the date of disposal on December 31, 2015. The financial statements in 2016 include the accounts of Chinawe only.

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

(b) Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2016, the Company had negative working capital and stockholders’ deficit of U.S.$343,111 and U.S.$343,111, respectively, which raise substantial doubt about its ability to continue as a going concern.

The Company has relied on private financing by cash inflows from the principal stockholder and a director of the Company, who have agreed not to demand repayment of amounts due to them as long as the Company has negative working capital. The director has indicated his intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the director will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

F-6

CHINAWE.COM INC. AND SUBSIDIARY

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Principles of consolidation

The financial statements in 2015 included the accounts of Chinawe and its subsidiary. All material inter-company balances and transactions have been eliminated in consolidation.

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

(g) Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2016 or 2015.

F-7

CHINAWE.COM INC. AND SUBSIDIARY

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

3. RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of	As of
	December 31, 2016	December 31, 2015
	U.S. $	U.S. $
Advances from a director	337,867	313,675

A stockholder waived the amount due from OTL of U.S.$107,265 during the year ended December 31, 2015 and such amount was recorded in additional paid-in capital.

The amounts due are unsecured, interest free and repayable on demand.

F-8

CHINAWE.COM INC. AND SUBSIDIARY

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

The Company’s income tax returns for the years ended December 31, 2016 and 2015 are subject to examination by the Internal Revenue Service and State tax authorities, generally for three years after they are due or filed, whichever is later.

F-9

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer