Form 10-Q
period 2017-06-30
CHINAWE COM INC
filed 2017-08-14
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                                   No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at August 10, 2017

Common Stock, $.001 par value	43,800,000

2

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

	Six months ended June 30,
	2017	2016
	U.S.$	U.S.$

Administrative and general expenses	(16,415)	(10,282)

LOSS BEFORE INCOME TAXES	(16,415)	(10,282)

Income tax expense	(25,000)	—

NET LOSS	(41,415)	(10,282)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	—	—
TOTAL COMPREHENSIVE LOSS	(41,415)	(10,282)
Basic and diluted loss per share of common stock
	(0.000)	(0.000)

Weighted average number of shares of common stock outstanding	43,800,000	43,800,000

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED BALANCE SHEETS

		As of	As of
	Note	June 30, 2017	December 31, 2016
		U.S.$	U.S.$
ASSETS
Total current assets		—	—
Total assets		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		10,906	5,244
Due to related parties	4	348,620	337,867
Income tax payables	5	25,000	—
Total current liabilities		384,526	343,111
Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid in capital		191,825	191,825
Accumulated losses		(620,151)	(578,736)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(384,526)	(343,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2016	43,800,000	43,800	191,825	(553,100)	(317,475)

Net loss for the period	—	—	—	(10,282)	(10,282)
Balance as of June 30, 2016	43,800,000	43,800	191,825	(563,382)	(327,757)

Balance as of January 1, 2017	43,800,000	43,800	191,825	(578,736)	(343,111)

Net loss for the period	—	—	—	(41,415)	(41,415)
Balance as of June 30, 2017	43,800,000	43,800	191,825	(620,151)	(384,526)

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Six months ended June 30,
	2017	2016
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(41,415)	(10,282)

Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses and other current liabilities	5,662	2,798
Increase in income tax payables	25,000	—

NET CASH USED IN OPERATING ACTIVITIES	(10,753)	(7,484)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related parties	10,753	7,484

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,753	7,484

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of Chinawe.com Inc. (the “Company” or “Chinawe”) as of June 30, 2017 and December 31, 2016, and the results of operations for the Company for the six months ended June 30, 2017 and 2016.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017.

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

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2017, the Company had negative working capital and stockholders’ deficit of U.S.$384,526 and U.S.$384,526, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4.	Due to related parties

The balances with related parties are as follows:

	As of	As of
	June 30, 2017	December 31, 2016
(Unaudited)
	U.S.$	U.S.$
Advances from a director	348,620	337,867

The amounts due are unsecured, non-interest bearing and repayable on demand.

5.	Contingencies

The Company is currently suspended in the State of California due to failure to file income tax returns with the Franchise Tax Board for numerous years. The Company is also delinquent in filing its U.S. Federal tax returns and information forms for numerous years. Although for most of such years the Company incurred losses and would not owe taxes except for minimum fees to California, the failure to file could result in interest and penalties imposed upon the Company which would have a material adverse effect upon the Company’s financial condition. The Company has started the process of pursuing reinstatement in California and preparing for filing the past due U.S. Federal tax returns and information forms. As of June 30, 2017, management estimated the taxes, including penalties and interest, to be repaid to be approximately U.S.$25,000.

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

	Six months ended June 30,
	2017	2016
	U.S.$	U.S.$

Administrative and general expenses	(16,415)	(10,282)

Loss before income taxes	(16,415)	(10,282)
Income tax expense	(25,000)	—
Net loss	(41,415)	(10,282)

SIX MONTHS ENDED JUNE 30, 2017 (UNAUDITED) COMPARED TO THE SIX MONTHS ENDED JUNE 30, 2016 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$16,415 for the six months ended June 30, 2017, compared to U.S. $10,282 for the six months ended June 30, 2016. The increase was due to an increase in professional fees.

PROVISION FOR INCOME TAXES

Income tax expense of U.S.$25,000 has been recorded during the six months ended June 30, 2017 according to management’s estimate of the taxes, including penalties and interest, to be repaid in order to pursue reinstatement in California.

No income tax expense for the six months ended June 30, 2016 was incurred because the Company reported a net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of June 30, 2017, the Company had negative working capital and stockholders’ deficit of U.S.$384,526 and U.S.$384,526, respectively.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the six months ended June 30, 2017. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the six months ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: August 14, 2017	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer