Form 10-K
period 2017-12-31
CHINAWE COM INC
filed 2018-03-29
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 000-29169

Chinawe.com Inc.

(Exact name of registrant as specified in its charter)

California (State or other jurisdiction of incorporation or organization)	95-4627285 (I.R.S. Employer Identification No.)

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
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on June 30, 2017) was $98,855.46. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 21, 2018, there were 43,800,000 shares of common stock, par value $0.001 per share, outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

None.

PART I

Item 1.  Business.

Chinawe.com Inc. (the “Company”, “Chinawe” or “we”), formerly known as Neo Modern Entertainment Corp. (“NeoModern”), was formed pursuant to the corporation laws of the State of California on March 19, 1997.

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

WE WILL REQUIRE FUNDS TO FINANCE ENTRY INTO A NEW LINE OF BUSINESS

We will need financing to enter into a new line of business. We may seek to obtain such funds through sales of equity and/or debt, or other external financing in order to fund any new operations. We cannot assure that any capital resources will be available to us, or, if available, will be on terms that will be acceptable to us. Any equity financing will dilute the equity interests of existing security holders. If adequate funds are not available or are not available on acceptable terms, our ability to execute any new business plan and our business will be materially and adversely affected. The principal stockholder of the Company has in the past advanced funds to the Company to continue its operations. Although this stockholder has indicated that it will continue to fund the Company while the Company searches for a new line of business, there can be no assurance that the principal stockholder will continue to so fund the Company until a new line of business is located.

THE COMPANY MAY BE SUBJECT TO PENALTIES FOR FAILURE TO FILE FEDERAL INCOME TAX RETURNS

The Company filed Forms 5471 and 5472 with the Internal Revenue Service (the “IRS”) late. The IRS could impose aggregate penalties of approximately $330,000 for such late filings. As of December 31, 2017 and the date of the Company’s financial statements, the Company has not received any correspondence from the IRS in respect of such penalties. The imposition of such penalties would have a material adverse effect upon the Company’s financial condition.

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

Item 4.    Mine Safety Disclosures

Not applicable.

PART II

Item 5.     Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a) Our shares of Common Stock are traded on the OTC Pink marketplace under the symbol “CHWE”. Trading in the Common Stock is limited.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High (U.S.$)	Low (U.S.$)

2017

January 1, 2017 – March 31, 2017	.01	.01
April 1, 2017 – June 30, 2017	.02	.01
July 1, 2017 – September 30, 2017	.01	.01
October 1, 2017 – December 31, 2017	.02	.01

2016

January 1, 2016 – March 31, 2016	.02	.00
April 1, 2016 – June 30, 2016	.00	.00
July 1, 2016 – September 30, 2016	.01	.00
October 1, 2016 – December 31, 2016	.01	.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 28, 2018, the last day the Common Stock traded, the Common Stock was quoted at U.S.$.01 per share.

(b) As of March 21, 2018, the Company had 43,800,000 shares of Common Stock outstanding and, as of March 21, 2018, 20 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

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

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2017, the Company reported a net loss of U.S.$67,086, and as of December 31, 2017 had a negative working capital and stockholders’ deficit of U.S.$410,197 and U.S.$410,197, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. A principal stockholder has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the principal stockholder will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that the Company’s reporting obligations under the Exchange Act will be suspended. See “Item1A. RISK FACTORS-RISKS RELATING TO OUR STOCK-POSSIBLE TERMINATION OF REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.” and “Item 13. Certain Relationships and Related Transactions, and Director Independence.”

	Year ended December 31,
	2017	2016
	U.S.$	U.S.$
Revenue	—	—
Administrative and general expenses	(67,086)	(25,636)

Loss before income taxes	(67,086)	(25,636)
Income tax expense	—	—

Net loss	(67,086)	(25,636)

Year ended December 31, 2017 compared to the year ended December 31, 2016

Revenues. Revenues for the year ended December 31, 2017 were U.S.$0 as compared to U.S.$0 for the year ended December 31, 2016. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field.

Administrative and general expenses. Administrative and general expenses for the year ended December 31, 2017 were U.S.$67,086, an increase of 162% as compared to U.S.$25,636 for the year ended December 31, 2016. The increase was due to payment of franchise tax and related interest and penalties of $25,000 and an increase in legal and professional fees to pursue reinstatement in California.

Income tax expense. No income tax expense for the years ended December 31, 2017 and 2016 was incurred because the Company reported a net loss in both years.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2017 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2017, the Company reported a net loss of U.S.$67,086 and had a negative working capital and stockholders’ deficit of U.S.$410,197 and U.S.$410,197, respectively. The Company has relied on private financing by advances from the principal stockholder of the Company, who has agreed not to demand repayment of amounts due to it as long as the Company has negative working capital. The principal stockholder has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the stockholder will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

Critical Accounting Policies and Estimates

A company’s financial statements reflect the selection and application of accounting policies which require management to make significant estimates and assumptions. Since the Company has no business, we believe there is no critical judgment area in the application of our accounting policies that currently affects our financial condition and results of operations except for the disclosure above under “Liquidity and Capital Resources”.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2017. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

(b) Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2017 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information.

Not applicable.

PART III

Item 10.  Directors, Executive Officers and Corporate Governance.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	57	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	52	Vice President and Secretary, Director
Xiaojiang Zhao	50	Director

The following is a brief account of the business experience of the above mentioned individuals. References to “our Company” and “since its incorporation” in the following description refer to Gonet Associates Limited (“Gonet”) and affiliates and not Neo Modern as it existed prior to the merger of Chinawe.com Inc., a Delaware corporation, with and into Neo Modern on March 15, 2001.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2017.

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

 Item 11.  Executive Compensation.

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2017 and December 31, 2016. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 21, 2018, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned

Gonet Associates Ltd. (2)	25,804,090		58.9
Man Keung Alan Wai (2)	25,804,090		58.9
Man Ying Ken Wai	0		0
Xiaojiang Zhao	1,520,000		3.5
Properties of Light, LLC (3)	4,196,366		9.6
All officers and directors as a group (3 persons)	27,324,090	(2)	62.4

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.

(2)	Man Keung Alan Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

(3)	The address for Properties of Light, LLC, a California limited liability company, is 1901 Avenue of the Stars, Suite 240, Los Angeles, CA 90067.

* * *

The following table sets forth information as of December 31, 2017 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance.

Equity Compensation Plan Information

			Number of securities
			remaining available for
	Number of securities to	Weighted-average	future issuance under
	be issued upon exercise	exercise price of	equity compensation plans
	of outstanding options,	outstanding options,	(excluding securities
	warrants and rights	warrants and rights	reflected in column (a))
Plan category	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

Item 13.  Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2017:

Name	Advances made	Repayment made	Balance
	U.S.$	U.S.$	U.S.$

Gonet Associates Ltd. (1)	51,699	—	389,566

(1) Gonet Associates Ltd. is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Xiaojiang Zhao. Mr. Zhao is the only director who is “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14.  Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2017 and 2016 for professional services rendered by Moore Stephens CPA Limited (“Moore Stephens”) for the audit of the Company’s annual financial statements for the year ended December 31, 2017 and 2016 and the review of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2017 and 2016 were U.S.$5,500 and U.S.$5,500, respectively.

Audit-Related Fees.

The Company did not pay any audit-related fees to Moore Stephens for the fiscal years ended December 31, 2017 and December 31, 2016.

Tax Fees.

Moore Stephens did not provide any tax services to the Company in either of the fiscal years ended December 31, 2017 and December 31, 2016. KWM CPA’s LLP billed the Company $10,000 for tax services rendered to the Company for the year ended December 31, 2017.

All Other Fees.

Moore Stephens did not provide any other services to the Company in either of the fiscal years ended December 31, 2017 and December 31, 2016.

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

Date: March 29, 2018	CHINAWE.COM INC . (Registrant)

	By:	/s/ Man Keung Alan Wai
Man Keung Alan Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Alan Wai	Chairman of the Board, Chief Executive Officer,	March 29, 2018
Man Keung Alan Wai	Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 29, 2018
Man Ying Ken Wai

/s/ Xiaojiang Zhao	Director	March 29, 2018
Xiaojiang Zhao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2016 and 2017, and the related statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2017, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2016 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Moore Stephens CPA Limited

Certified Public Accountants

We have served as the Company's auditor since 2016.

Hong Kong
March 29, 2018

F-1

CHINAWE.COM INC.

STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2017	2016
	U.S.$	U.S.$

Administrative and general expenses	(67,086)	(25,636)

LOSS BEFORE INCOME TAXES	(67,086)	(25,636)

Income tax expense	—	—

NET LOSS	(67,086)	(25,636)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	—	—

TOTAL COMPREHENSIVE LOSS	(67,086)	(25,636)

Basic and diluted loss per share of common stock	0.00	0.00

Weighted average number of shares of common stock outstanding	43,800,000	43,800,000

See accompanying notes to financial statements.

F-2

CHINAWE.COM INC.

BALANCE SHEETS

		As of	As of
		December 31,	December 31,
	Note	2017	2016
		U.S.$	U.S.$
ASSETS
Total current assets		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		20,631	5,244
Due to related parties	3	389,566	337,867
Total current liabilities		410,197	343,111

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares; none issued
Common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		191,825	191,825
Accumulated losses		(645,822)	(578,736)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(410,197)	(343,111)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to financial statements.

F-3

CHINAWE.COM INC.

STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2016	43,800,000	43,800	191,825	(553,100)	(317,475)
Net loss for the year	—	—	—	(25,636)	(25,636)
Balance as of December 31, 2016	43,800,000	43,800	191,825	(578,736)	(343,111)

Net loss for the year	—	—	—	(67,086)	(67,086)
Balance as of December 31, 2017	43,800,000	43,800	191,825	(645,822)	(410,197)

See accompanying notes to financial statements.

F-4

CHINAWE.COM INC.

STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2017	2016
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(67,086)	(25,636)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses and other current liabilities	15,387	1,444
NET CASH USED IN OPERATING ACTIVITIES	(51,699)	(24,192)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from related parties	51,699	24,192
NET CASH PROVIDED BY FINANCING ACTIVITIES	51,699	24,192

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes to financial statements.

F-5

CHINAWE.COM INC.

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

(b) Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2017, the Company had negative working capital and stockholders’ deficit of U.S.$410,197 and U.S.$410,197, respectively, which raise substantial doubt about its ability to continue as a going concern.

The Company has relied on private financing by cash inflows from the principal stockholder of the Company, who has agreed not to demand repayment of amounts due to it as long as the Company has negative working capital. The principal stockholder has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the principal stockholder will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

F-6

CHINAWE.COM INC.

NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(c) Cash and cash equivalents

The Company considers all highly liquid investments purchased with an original maturity of three months or less that are readily convertible into a known amount of cash to be cash equivalents.

(d) Revenue recognition

The Company has no business currently.

(e) Income taxes

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

Financial Accounting Standards Board Accounting Standards Codification 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements, and prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. It also provides accounting guidance on de-recognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interest and penalties from tax assessments, if any, are included in income taxes in the statement of comprehensive loss.

(f) Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assume the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2017 or 2016.

F-7

CHINAWE.COM INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g) Foreign currency translation

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

(h) Use of estimates

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

(i) Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which include related party balances, approximate their carrying value in the financial statements.

3. RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of	As of
	December 31, 2017	December 31, 2016

	U.S.	U.S.
Advances from principal stockholder	$389,566	$337,867

The amounts due are unsecured, interest free and repayable on demand.

F-8

CHINAWE.COM INC.

NOTES TO FINANCIAL STATEMENTS

4. CONTINGENCIES

The Company is in the process of pursuing reinstatement in California. It filed all past due income tax returns, U.S. Federal tax returns and information forms. Franchise taxes, including penalties and interest, of US$25,000 were paid during the year. There is a contingent liability of approximately $330,000 in respect of penalties for late filing of Internal Revenue Service (“IRS”) Forms 5471 and 5472. As of December 31, 2017 and the date of the financial statements, the Company has not received any correspondence from the IRS in respect of such penalties.

The recently filed income tax returns for all the lapsed years are subject to examination by the IRS and State tax authorities, generally for three years after they are filed.

5. SUBSEQUENT EVENTS

The Company was reinstated in California on or about March 27, 2018.

F-9

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer