Form 10-Q
period 2018-03-31
CHINAWE COM INC
filed 2018-05-09
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒                     No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 9, 2018

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

		Three months ended March 31,
	Note	2018	2017
		U.S.$	U.S.$

Administrative and general expenses		(14,428)	(5,414)

LOSS BEFORE INCOME TAXES		(14,428)	(5,414)

Income tax expense		—	—

NET LOSS		(14,428)	(5,414)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		—	—

TOTAL COMPREHENSIVE LOSS		(14,428)	(5,414)

Basic and diluted loss per share of common stock		0.00	0.00

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED BALANCE SHEETS

		As of	As of
	Note	March 31, 2018	December 31, 2017

		U.S.$	U.S.$
ASSETS		—	—
Total current assets
Total assets		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		28,693	20,631
Due to related parties	3	395,932	389,566

Total current liabilities		424,625	410,197

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid in capital		191,825	191,825
Accumulated losses		(660,250)	(645,822)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(424,625)	(410,197)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2017	43,800,000	43,800	191,825	(578,736)	(343,111)

Net loss for the period	—	—	—	(5,414)	(5,414)
Balance as of March 31, 2017	43,800,000	43,800	191,825	(584,150)	(348,525)

Balance as of January 1, 2018	43,800,000	43,800	191,825	(645,822)	(410,197)

Net loss for the period	—	—	—	(14,428)	(14,428)
Balance as of March 31, 2018	43,800,000	43,800	191,825	(660,250)	(424,625)

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,

	2018	2017

	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(14,428)	(5,414)

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expenses and other current liabilities	8,062	4,661

NET CASH USED IN OPERATING ACTIVITIES	(6,366)	(753)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related parties	6,366	753

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,366	753

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of Chinawe.com Inc. (the “Company” or “Chinawe”) as of March 31, 2018 and December 31, 2017, and the results of operations for the Company for three months ended March 31, 2018 and 2017.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

The balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

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

3. Going concern consideration

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2018, the Company had negative working capital and stockholders’ deficit of U.S.$424,625 and U.S.$424,625, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

	As of March 31, 2018	As of December 31, 2017

	U.S.$	U.S.$
Advances from principal stockholder	395,932	389,566

The amounts due are unsecured, non-interest bearing and repayable on demand.

5. Contingencies

There is a contingent liability of approximately $330,000 in respect of penalties for late filing of Internal Revenue Service (“IRS”) Forms 5471 and 5472. As of March 31, 2018 and the date of Form 10-Q, the Company has not received any correspondence from the IRS in respect of such penalties.

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

Overview — Results of Operations

Effective March 27, 2009, the Company ceased providing professional management services relating to non-performing loans in the People’s Republic of China. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, that the Company will have adequate funding to commence operations of a new line of business. The principal stockholder of the Company has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that financing from the principal stockholder will be continued.

	Three months ended March 31,

	2018	2017
	U.S.$	U.S.$
Administrative and general expenses	(14,428)	(5,414)

Loss before income taxes	(14,428)	(5,414)

Income tax expense	—	—

Net loss	(14,428)	(5,414)

THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2017 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$14,428 for the three months ended March 31, 2018, compared to U.S. $5,414 for the three months ended March 31, 2017. The increase was due to increase in professional fees to pursue reinstatement in California and payment of franchise tax and related interest and penalties of U.S.$5,000.

PROVISION FOR INCOME TAXES

No income tax expense for the three months ended March 31, 2018 and 2017 was incurred because the Company reported a net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2018, the Company had negative working capital and stockholders’ deficit of U.S.$424,625 and U.S.$424,625, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding long term liabilities are mostly loans from the Company’s principal stockholder, which are unsecured and interest rate fixed or interest-free. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2018. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 9, 2018	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer