Form 10-Q
period 2018-09-30
CHINAWE COM INC
filed 2018-11-14
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

Yes ☒          No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).

Yes ☐          No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer” , “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.         ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒          No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at November 14, 2018

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

		Nine months ended September 30,
	Note	2018	2017
		U.S.$	U.S.$

Administrative and general expenses		(23,606)	(58,115)

LOSS BEFORE INCOME TAXES		(23,606)	(58,115)

Income tax expense		—	—

NET LOSS		(23,606)	(58,115)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		—	—
TOTAL COMPREHENSIVE LOSS		(23,606)	(58,115)

Basic and diluted loss per share of common stock		0.00	0.00

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED BALANCE SHEETS

		As of	As of
	Note	September 30, 2018	December 31, 2017
		U.S.$	U.S.$

ASSETS		—	—
Total current assets
Total assets		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		33,271	20,631
Due to related parties	4	400,532	389,566
Total current liabilities		433,803	410,197
Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		191,825	191,825
Accumulated losses		(669,428)	(645,822)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(433,803)	(410,197)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2017	43,800,000	43,800	191,825	(578,736)	(343,111)

Net loss for the period	—	—	—	(58,115)	(58,115)
Balance as of September 30, 2017	43,800,000	43,800	191,825	(636,851)	(401,226)

Balance as of January 1, 2018	43,800,000	43,800	191,825	(645,822)	(410,197)

Net loss for the period	—	—	—	(23,606)	(23,606)
Balance as of September 30, 2018	43,800,000	43,800	191,825	(669,428)	(433,803)

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Nine months ended September 30,
	2018	2017
	U.S.$	U.S.$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(23,606)	(58,115)

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expenses and other current liabilities	12,640	40,463
NET CASH USED IN OPERATING ACTIVITIES	(10,966)	(17,652)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from related parties	10,966	17,652

NET CASH PROVIDED BY FINANCING ACTIVITIES	10,966	17,652

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—
SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Taxes paid	—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1. Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of Chinawe.com Inc. (the “Company” or “Chinawe”) as of September 30, 2018 and December 31, 2017, and the results of operations for the Company for the nine months ended September 30, 2018 and 2017.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018.

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

3. Going concern consideration

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2018, the Company had negative working capital and stockholders’ deficit of U.S.$433,803 and U.S.$433,803, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4. Due to related parties

The balances with related parties are as follows:

	As of	As of
	September 30, 2018	December 31, 2017
	U.S.$	U.S.$

Advances from principal stockholder	400,532	389,566

The amounts due are unsecured, non-interest bearing and repayable on demand.

5. Contingencies

There is a contingent liability of approximately U.S.$330,000 in respect of penalties for late filing of Internal Revenue Service (“IRS”) Forms 5471 and 5472. As of September 30, 2018 and the date of this Form 10-Q, the Company has not received any correspondence from the IRS in respect of such penalties.

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

	Nine months ended September 30,
	2018	2017
	U.S.$	U.S.$
Administrative and general expenses	(23,606)	(58,115)
Loss before income taxes	(23,606)	(58,115)
Income tax expense	—	—
Net loss	(23,606)	(58,115)

NINE MONTHS ENDED SEPTEMBER 30, 2018 (UNAUDITED) COMPARED TO THE NINE MONTHS ENDED SEPTEMBER 30, 2017 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$23,606 for the nine months ended September 30, 2018, compared to U.S. $58,115 for the nine months ended September 30, 2017. The decrease was due to payment of franchise tax and related interest and penalties of U.S.$20,000 and legal and professional fees to pursue reinstatement in California during the nine months ended September 30, 2017.

PROVISION FOR INCOME TAXES

No income tax expense for the nine months ended September 30, 2018 and 2017 was incurred because the Company reported a net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of September 30, 2018, the Company had negative working capital and stockholders’ deficit of U.S.$433,803 and U.S.$433,803, respectively.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the nine months ended September 30, 2018. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b) Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the nine months ended September 30, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: November 14, 2018	CHINAWE.COM INC.
(Registrant)

By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer

