Form 10-K
period 2018-12-31
CHINAWE COM INC
filed 2019-03-29
CIK 1043222

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☑	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

The aggregate market value of common stock held by non-affiliates of the registrant (computed by reference to the average bid and asked price on June 29, 2018) was $247,139. Shares held by each executive officer, director and by each person who owns 10% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

As of March 28, 2019, there were 43,800,000 shares of common stock, $0.001 per share par value, outstanding.

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

THE COMPANY MAY BE SUBJECT TO INTEREST AND PENALTIES FOR FAILURE TO FILE FEDERAL AND CALIFORNIA INCOME TAX RETURNS

The Company filed Forms 5471 and 5472 with the Internal Revenue Service (the “IRS”) late. The IRS could impose aggregate penalties of approximately $330,000 for such late filings. As of December 31, 2018 and the date of the Company’s financial statements, the Company has not received any correspondence from the IRS in respect of such penalties. The imposition of such penalties would have a material adverse effect upon the Company’s financial condition.

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

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

(a)       Our shares of Common Stock are traded on the OTC Pink marketplace under the symbol “CHWE”. Trading in the Common Stock is limited.

The following table sets forth the range of high and low bids for our Common Stock for our two most recent fiscal years:

	High (U.S.$)	Low (U.S.$)

2018

January 1, 2018 – March 31, 2018	.03	.01
April 1, 2018 – June 30, 2018	.02	.01
July 1, 2018 – September 30, 2018	.02	.01
October 1, 2018 – December 31, 2018	.03	.01

2017

January 1, 2017 – March 31, 2017	.01	.01
April 1, 2017 – June 30, 2017	.02	.01
July 1, 2017 – September 30, 2017	.01	.01
October 1, 2017 – December 31, 2017	.02	.01

The foregoing quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

On March 28, 2019, the last day the Common Stock traded, the Common Stock was quoted at U.S.$.03 per share.

(b)       As of March 28, 2019, the Company had 43,800,000 shares of Common Stock outstanding and, as of March 28, 2019, 20 stockholders computed by the number of record holders, not including holders for whom shares are being held in the name of brokerage houses and clearing agencies.

(c)       We have not paid any cash dividends with respect to our Common Stock, nor does our Board of Directors intend to declare cash dividends on our Common Stock in the foreseeable future, in order to conserve cash for working capital purposes.

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion should be read in conjunction with the Financial Statements and Notes thereto appearing elsewhere in this Form 10-K. The following discussion contains forward-looking statements. Our actual results may differ significantly from those projected in the forward-looking statements. Factors that might cause future results to differ materially from those projected in the forward-looking statements include, but are not limited to, those discussed in “Risk Factors” and elsewhere in this Report.

Overview — Results of Operations

The Company’s financial statements for the year ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2018, the Company reported a net loss of U.S.$36,926, and as of December 31, 2018 had a negative working capital and stockholders’ deficit of U.S.$447,123 and U.S.$447,123, respectively. Effective March 27, 2009, the Company ceased providing professional management services relating to NPLs in the PRC. The Company has terminated its employees and closed down its offices. The Company has not identified a specific line of business or territory for any new business. There can be no assurance that the Company will be successful in identifying a new line of business that it can enter into or that if such new line of business is identified, the Company will have adequate funding to commence operations of a new line of business. A principal stockholder has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from this stockholder will be continued. The Company is also considering de-registering its Common Stock with the SEC with the result that the Company’s reporting obligations under the Exchange Act will be suspended. See “Item1A. RISK FACTORS-RISKS RELATING TO OUR STOCK-POSSIBLE TERMINATION OF REGISTRATION OF OUR COMMON STOCK UNDER THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED.”

	Year ended December 31,
	2018	2017
	U.S.$	U.S.$
Revenue	—	—
Administrative and general expenses	(36,926)	(67,086)

Loss before income taxes	(36,926)	(67,086)
Income tax expense	—	—

Net loss	(36,926)	(67,086)

Year ended December 31, 2018 compared to the year ended December 31, 2017

Revenues. Revenues for the year ended December 31, 2018 were U.S.$0 as compared to U.S.$0 for the year ended December 31, 2017. The Company discontinued its sole business with HOL in March 2009 and has not generated new business in this or any other field.

Administrative and general expenses. Administrative and general expenses for the year ended December 31, 2018 were U.S.$36,926, a decrease of 45% as compared to U.S.$67,086 for the year ended December 31, 2017. The decrease was due to payment of franchise tax and related interest and penalties of US$20,000 and legal and professional fees to pursue reinstatement in California during 2017.

Income tax expense. No income tax expense for the years ended December 31, 2018 and 2017 was incurred because the Company reported a net loss in both years.

Liquidity and Capital Resources

The Company’s financial statements for the year ended December 31, 2018 have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. For the year ended December 31, 2018, the Company reported a net loss of U.S.$36,926 and had a negative working capital and stockholders’ deficit of U.S.$447,123 and U.S.$447,123, respectively. The Company has relied on private financing by advances from the principal stockholder of the Company, who has agreed not to demand repayment of amounts due as long as the Company has negative working capital. The principal stockholder has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from this stockholder will be continued. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the fiscal year ended December 31, 2018. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

This Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to rules of the SEC that permit the Company to provide only management’s report in this Report.

(b)       Changes in Internal Controls.

There were no changes in the Company’s internal control over financial reporting for the year ended December 31, 2018 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B. Other Information.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management

The following sets forth information regarding our executive officers, directors and other key employees:

Name	Age	Title
Man Keung Alan Wai	58	Chairman of the Board, Chief Executive Officer, Chief Financial Officer and President
Man Ying Ken Wai	53	Vice President and Secretary, Director
Xiaojiang Zhao	51	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under Federal securities laws, the Company’s directors, executive officers and any person holding more than 10% of the Company’s Common Stock are required to report their ownership of the Company’s Common Stock and any changes in that ownership to the SEC on the SEC’s Forms 3, 4 and 5. Based on the Company not having received copies of any such forms, the Company believes that no officers, directors or owners of greater than 10% of the Company’s Common Stock engaged in any transactions in the Company’s Common Stock during the fiscal year ended December 31, 2018.

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

Item 11. Executive Compensation.

No compensation was paid to the Chief Executive Officer during the years ended December 31, 2018 and December 31, 2017. No other executive officer received a total annual salary and bonus exceeding $100,000 during either of such years.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following table sets forth information as of March 28, 2019, regarding the beneficial ownership of Common Stock of (1) each person or group known by us to beneficially own 5% or more of the outstanding shares of Common Stock, (2) each director and named executive officer and (3) all directors and executive officers as a group. Unless otherwise noted, the persons named below have sole voting and investment power with respect to the shares shown as beneficially owned by them.

Name of Beneficial Owner (1)	Amount of Beneficial Ownership		Percent of Outstanding Shares of Class Owned

Gonet Associates Ltd. (2)	25,804,090		58.9
Man Keung Alan Wai (2)	25,804,090		58.9
Man Ying Ken Wai	0		0
Xiaojiang Zhao	1,520,000		3.5
Properties of Light, LLC(3)	4,196,366		9.6
All officers and directors as a group (3 persons)	27,324,090	(2)(3)	62.4

(1)	The address for each of the officers and directors of the Company is c/o our corporate headquarters in Kowloon, Hong Kong.

(2)	Man Keung Alan Wai, through his control of Gonet Associates Ltd., beneficially owns the shares of Common Stock held by Gonet.

(3)	The address for Properties of Light, LLC, a California limited liability company, is 1901 Avenue of the Stars, Suite 240, Los Angeles, CA 90067.

* * *

The following table sets forth information as of December 31, 2018 with respect to compensation plans (including individual compensation arrangements) under which shares of the Company’s Common Stock are authorized for issuance.

Equity Compensation Plan Information

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	0	N/A	0

Equity compensation plans not approved by security holders	0	N/A	0

Total	0	N/A	0

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The following chart shows advances and repayments made in the year ended December 31, 2018:

Name	Advances made U.S.$	Repayment made U.S.$	Balance U.S.$

Gonet Associates Ltd. (1)	21,566	—	411,132

(1) Gonet is controlled by Man Keung Alan Wai.

The Company’s Board of Directors consists of Man Keung Alan Wei, Man Ying Ken Wai and Xiaojiang Zhao. Mr. Zhao is the only director who is “independent” as such term is defined in the Corporate Governance Rules of the Nasdaq Stock Market.

Item 14. Principal Accountant Fees and Services.

Audit Fees.

The aggregate fees billed for the fiscal years ended December 31, 2018 and 2017 for professional services rendered by Moore Stephens CPA Limited (“Moore Stephens”) for the audit of the Company’s annual financial statements for the year ended December 31, 2018 and 2017 and the review of the financial statements included in our quarterly reports on Form 10-Q for the years ended December 31, 2018 and 2017 were U.S.$5,500 and U.S.$5,500, respectively.

Audit-Related Fees.

The Company did not pay any audit-related fees to Moore Stephens for the fiscal years ended December 31, 2018 and 2017.

Tax Fees.

Moore Stephens did not provide any tax services to the Company in either of the fiscal years ended December 31, 2018 and 2017. KWM CPA’s LLP billed the Company U.S.$10,000 for tax services rendered to the Company for the year ended December 31, 2017. No tax fees were paid in 2018.

All Other Fees.

Moore Stephens did not provide any other services to the Company in either of the fiscal years ended December 31, 2018 and 2017.

PART IV

Item 15. Exhibits and Financial Statement Schedules

(b) EXHIBITS

Exhibit No.		Description

3.	(i)	Articles of Incorporation (1)
3.	(ii)	By-Laws (1)
14		Code of Ethics (2)
31.1		Rule 13a-14(a)/15d-14(a) Certification
31.2		Rule 13a-14(a)/15d-14(a) Certification
32.1		Section 1350 Certification of Chief Executive Officer
32.2		Section 1350 Certification of Chief Financial Officer

(1)	Filed as an exhibit to our Company’s Form 10-SB, as filed with the SEC on May 19, 2000, and hereby incorporated by reference herein.

(2)	Filed as an exhibit to our Company’s Annual Report on Form 10-KSB, as filed with the SEC on April 14, 2004, and hereby incorporated by reference herein.

Item 16. Form 10-K Summary

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: March 29, 2019

CHINAWE.COM INC.
(Registrant)

By:	/s/ Man Keung Alan Wai
Man Keung Alan Wai
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

SIGNATURES	TITLE	DATE

/s/ Man Keung Alan Wai	Chairman of the Board, Chief Executive Officer,	March 29, 2019
Man Keung Alan Wai	Chief Financial Officer and Director (Principal Executive Officer and Principal Financial Officer)

/s/ Man Ying Ken Wai	Vice President of Marketing, Secretary and Director	March 29, 2019
Man Ying Ken Wai

/s/ Xiaojiang Zhao	Director	March 29, 2019
Xiaojiang Zhao

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of
CHINAWE.COM INC.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Chinawe.com Inc. (the “Company”) as of December 31, 2018 and 2017, and the related statements of comprehensive loss, changes in stockholders’ deficit, and cash flows for each of the two years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ Moore Stephens CPA Limited
Certified Public Accountants

We have served as the Company’s auditor since 2016.

Hong Kong
March 29, 2019

CHINAWE.COM INC.
STATEMENTS OF COMPREHENSIVE LOSS

	Year ended December 31,
	2018	2017
	U.S.$	U.S.$

Administrative and general expenses	(36,926)	(67,086)

LOSS BEFORE INCOME TAXES	(36,926)	(67,086)

Income tax expense	—	—

NET LOSS	(36,926)	(67,086)

OTHER COMPREHENSIVE INCOME
Foreign currency translation	—	—

TOTAL COMPREHENSIVE LOSS	(36,926)	(67,085)

Basic and diluted loss per share of common stock	0.00	0.00

Weighted average number of shares of common stock outstanding	43,800,000	43,800,000

See accompanying notes to financial statements.

CHINAWE.COM INC.
BALANCE SHEETS

		As of	As of
		December 31,	December 31,
	Note	2018	2017
		U.S.$	U.S.$
ASSETS
Total current assets		—	—

TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		35,991	20,631
Due to principal stockholder	3	411,132	389,566
Total current liabilities		447,123	410,197

Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares; none issued
Common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares; issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		191,825	191,825
Accumulated losses		(682,748)	(645,822)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(447,123)	(410,197)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

See accompanying notes to financial statements.

CHINAWE.COM INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2017	43,800,000	43,800	191,825	(578,736)	(343,111)
Net loss for the year	—	—	—	(67,086)	(67,086)
Balance as of December 31, 2017	43,800,000	43,800	191,825	(645,822)	(410,197)
Net loss for the year	—	—	—	(36,926)	(36,926)
Balance as of December 31, 2018	43,800,000	43,800	191,825	(682,748)	(447,123)

See accompanying notes to financial statements.

CHINAWE.COM INC.
STATEMENTS OF CASH FLOWS

	Year ended December 31,
	2018	2017
	U.S.$	U.S.$
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(36,926)	(67,086)
Adjustments to reconcile net loss to net cash used in operating activities:
Accrued expenses and other current liabilities	15,360	15,387
NET CASH USED IN OPERATING ACTIVITIES	(21,566)	(51,699)

CASH FLOWS FROM FINANCING ACTIVITIES
Advance from principal stockholder	21,566	51,699
NET CASH PROVIDED BY FINANCING ACTIVITIES	21,566	51,699

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—
Cash and cash equivalents, beginning of period	—	—
Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—

SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Income taxes paid	—	—

See accompanying notes to financial statements.

CHINAWE.COM INC.
NOTES TO FINANCIAL STATEMENTS

1.	DESCRIPTION OF BUSINESS AND ORGANIZATION STRUCTURE

Chinawe.com Inc. (“Chinawe” or the “Company”) was incorporated under the laws of the State of California. Chinawe’s principal business activity was providing professional management services relating to non-performing loans in the People’s Republic of China, as well as other consulting services. During the first quarter of 2009, the Company’s sole customer, Huizhou One Limited, issued a notice of termination to terminate the services contracts with effect from March 26 and March 27, 2009. Effective from March 27, 2009, the Company became a non-operating company.

2.	SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

(a)       Basis of accounting

The financial statements have been prepared in accordance with generally accepted accounting principles (“GAAP”) in the United States of America (“U.S.”). The functional and reporting currency of the Company is the U.S. dollar (“U.S.$”).

(b)       Going concern consideration

The Company’s financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of December 31, 2018, the Company had negative working capital and stockholders’ deficit of U.S.$447,123 and U.S.$447,123, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

(f)        Earnings (loss) per common share

Basic earnings (loss) per share amounts are based on the weighted average shares of common stock outstanding. Diluted earnings (loss) per share assumes the conversion, exercise or issuance of all potential common stock instruments such as options, warrants and convertible securities, unless the effect is to reduce a loss or increase earnings per share. The Company had no potential common stock instruments which would result in diluted earnings (loss) per share in 2018 or 2017.

CHINAWE.COM INC.
NOTES TO FINANCIAL STATEMENTS

2. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

(g)       Foreign currency translation

The Company’s functional currency is the U.S.$, which is the currency of the primary economic environment in which the Company operates. The financial statements are presented in U.S.$.

All transactions in currencies other than functional currency during the year are translated at the exchange rates prevailing on the respective transaction dates. Monetary assets and liabilities existing at the balance sheet date denominated in currencies other than functional currency are remeasured at the exchange rates existing on that date. Exchange differences are recorded in the statement of comprehensive loss.

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

(i)       Fair value of financial instruments

The estimated fair values for financial instruments are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company’s financial instruments, which include advances from the Company’s principal stockholder, approximate their carrying value in the financial statements.

3.	RELATED PARTY BALANCES AND TRANSACTIONS

The balances with related parties are as follows:

	As of December 31, 2018	As of December 31, 2017
	U.S.$	U.S.$
Advances from principal stockholder	411,132	389,566

The amounts due are unsecured, interest free and repayable on demand.

CHINAWE.COM INC.
NOTES TO FINANCIAL STATEMENTS

4.	CONTINGENCIES

There is a contingent liability of approximately U.S.$330,000 in respect of penalties for late filing of Internal Revenue Service (“IRS”) Forms 5471 and 5472. As of December 31, 2018 and the date of this Form 10-K, the Company has not received any correspondence from the IRS in respect of such penalties.

The recently filed income tax returns for all the lapsed years are subject to examination by the IRS and State tax authorities, generally for three years after they are filed.

5.	INCOME TAXES

At December 31, 2018 and 2017, the Company had an unused net operating loss carryforward of approximately U.S.$409,422 and U.S.$372,496, respectively, for income tax purposes, which expires between 2026 to indefinitely and between 2026 to 2037, respectively. At December 31, 2018 and 2017, these net operating losses carryforward may result in future income tax benefits of U.S.$114,638 and U.S.$104,299, respectively, however, because realization is uncertain at this time, a valuation allowance in the same amount has been established. Deferred income taxes reflect the net effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts used for income tax purposes.

Significant components of the Company’s deferred tax assets of December 31, 2018 and 2017 are as follows:

	As of December 31, 2018	As of December 31, 2017
	U.S.$	U.S.$
Deferred tax asset-
Net operating loss carryforward	114,638	104,299
Valuation allowance	(114,638)	(104,299)
	—	—

Movement of valuation allowance:

	As of December 31, 2018	As of December 31, 2017
	U.S.$	U.S.$

At the beginning of the year	104,299	85,515
Current year addition	10,339	18,784
At the end of the year	114,638	104,299

A reconciliation of the income tax expense to the amount computed by applying the current statutory tax rate to the loss before income taxes in the statements of comprehensive loss is as follows:

	As of December 31, 2018	As of December 31, 2017
	U.S.$	U.S.$

U.S. statutory income tax rate	21%	35%
State income tax rate	8.8	8.8
Valuation reduction	(1.8)	(2.8)
Enacted tax reform on future tax rates	—	(13)
Change in valuation allowance of deferred tax asset	(28)	(28)
Net deferred tax asset	—	—

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer