Form 10-Q
period 2019-03-31
CHINAWE COM INC
filed 2019-05-14
CIK 1043222

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Yes ☐ No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒  No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practical date:

Class of Common Stock	Outstanding at May 14, 2019

Common Stock, $.001 par value	43,800,000

PART I — FINANCIAL INFORMATION

Item 1. Financial Statements.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF COMPREHENSIVE LOSS

		Three months ended March 31,
	Note	2019	2018
		U.S.$	U.S.$

Administrative and general expenses		(5,835)	(14,428)

LOSS BEFORE INCOME TAXES		(5,835)	(14,428)

Income tax expense		—	—

NET LOSS		(5,835)	(14,428)

OTHER COMPREHENSIVE INCOME
Foreign currency translation		—	—
TOTAL COMPREHENSIVE LOSS		(5,835)	(14,428)

Basic and diluted loss per share of common stock		0.00	0.00

Weighted average number of shares of common stock outstanding		43,800,000	43,800,000

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED BALANCE SHEETS

		As of	As of
	Note	March 31, 2019	December 31, 2018
		U.S.$	U.S.$

ASSETS		—	—
Total current assets
TOTAL ASSETS		—	—

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accrued expenses and other current liabilities		35,676	35,991
Due to principal stockholder	4	417,282	411,132
Total current liabilities		452,958	447,123
Stockholders’ deficit:
Preferred stock, par value U.S.$0.001 per share, authorized 20,000,000 shares, none issued; Common stock, par value U.S.$0.001 per share, authorized 100,000,000 shares, issued and outstanding 43,800,000 shares		43,800	43,800
Additional paid-in capital		191,825	191,825
Accumulated losses		(688,583)	(682,748)
Accumulated other comprehensive loss		—	—
Total stockholders’ deficit		(452,958)	(447,123)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIT		—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

	Number of shares	Amount	Additional paid-in capital	Accumulated losses	Total Stockholders’ Deficit
		U.S.$	U.S.$	U.S.$	U.S.$
Balance as of January 1, 2018	43,800,000	43,800	191,825	(645,822)	(410,197)

Net loss for the period	—	—	—	(14,428)	(14,428)
Balance as of March 31, 2018	43,800,000	43,800	191,825	(660,250)	(424,625)

Balance as of January 1, 2019	43,800,000	43,800	191,825	(682,748)	(447,123)

Net loss for the period	—	—	—	(5,835)	(5,835)
Balance as of March 31, 2019	43,800,000	43,800	191,825	(688,583)	(452,958)

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

UNAUDITED CONDENSED STATEMENTS OF CASH FLOWS

	Three months ended March 31,
	2019	2018
	U.S.$	U.S.$

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	(5,835)	(14,428)

Adjustments to reconcile net income to net cash provided by operating activities:
Accrued expenses and other current liabilities	(315)	8,062
NET CASH USED IN OPERATING ACTIVITIES	(6,150)	(6,366)

CASH FLOWS FROM FINANCING ACTIVITIES

Advance from principal stockholder	6,150	6,366

NET CASH PROVIDED BY FINANCING ACTIVITIES	6,150	6,366

NET CHANGE IN CASH AND CASH EQUIVALENTS	—	—

Cash and cash equivalents, beginning of period	—	—

Effect of exchange rate changes	—	—

CASH AND CASH EQUIVALENTS, END OF PERIOD	—	—
SUPPLEMENTAL DISCLOSURE
Interest paid	—	—
Income taxes paid	—	—

The unaudited condensed financial statements should be read in conjunction with the accompanying notes.

CHINAWE.COM INC.

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

1.	Basis of Presentation

The accompanying unaudited condensed financial statements present the financial position of Chinawe.com Inc. (the “Company” or “Chinawe”) as of March 31, 2019 and December 31, 2018, and the results of operations for the Company for the three months ended March 31, 2019 and 2018.

The accompanying unaudited condensed financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Operating results for the three months ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019.

The balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. These unaudited condensed financial statements should be read in conjunction with the financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.

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

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2019, the Company had negative working capital and stockholders’ deficit of U.S.$452,958 and U.S.$452,958, respectively, which raise substantial doubt about its ability to continue as a going concern.

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

4.	Due to principal stockholder

The balances with related parties are as follows:

	As of	As of
	March 31, 2019	December 31, 2018
	U.S.$	U.S.$

Advances from principal stockholder	417,282	411,132

The amounts due are unsecured, non-interest bearing and repayable on demand.

5.	Contingencies

There is a contingent liability of approximately U.S.$330,000 in respect of penalties for late filing of Internal Revenue Service (“IRS”) Forms 5471 and 5472. As of March 31, 2019 and the date of this Form 10-Q, the Company has not received any correspondence from the IRS in respect of such penalties.

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

	Three months ended March 31,
	2019	2018
	U.S.$	U.S.$
Administrative and general expenses	(5,835)	(14,428)
Loss before income taxes	(5,835)	(14,428)
Income tax expense	—	—
Net loss	(5,835)	(14,428)

THREE MONTHS ENDED MARCH 31, 2019 (UNAUDITED) COMPARED TO THE THREE MONTHS ENDED MARCH 31, 2018 (UNAUDITED)

LOSS FROM OPERATIONS

The Company’s operating expenses totaled U.S.$5,835 for the three months ended March 31, 2019, compared to U.S. $14,428 for the three months ended March 31, 2018. The decrease was due to payment of franchise tax and related interest and penalties of U.S.$5,000 and legal and professional fees to pursue reinstatement in California during the three months ended March 31, 2018.

PROVISION FOR INCOME TAXES

No income tax expense for the three months ended March 31, 2019 and 2018 was incurred because the Company reported a net loss.

LIQUIDITY AND CAPITAL RESOURCES

The Company’s unaudited condensed financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. As of March 31, 2019, the Company had negative working capital and stockholders’ deficit of U.S.$452,958 and U.S.$452,958, respectively.

The Company has relied on private financing by cash inflow from the principal stockholder of the Company, who has agreed not to demand repayment of amounts due to it as long as the Company has negative working capital. The principal stockholder has indicated its intention to finance the Company for a reasonable period of time to enable the Company to continue as a going concern, assuming that in such a period of time the Company would not be able to raise additional capital to support its continuation. However, it is uncertain for how long or to what extent such a period of time would be “reasonable” and there can be no assurance that the financing from the stockholder will be continued. The accompanying unaudited condensed financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

We are not exposed to a material level of market risk due to changes in interest rates, since we have never registered or issued debt instruments. Our outstanding current liabilities are mostly loans from the Company’s principal stockholder, which are unsecured and interest rate fixed or interest-free. Currently we do not maintain a portfolio of interest-sensitive debt instruments or any fixed-income derivatives.

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

Management’s assessment of the effectiveness of the Company’s internal control over financial reporting is as of the three months ended March 31, 2019. We believe that our internal control over financial reporting is effective. We have not identified any current material weaknesses considering the nature and extent of our current operations and any risks or errors in financial reporting under current operations.

(b)	Changes in Internal Controls

There were no changes in the Company’s internal control over financial reporting for the three months ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Date: May 14, 2019	CHINAWE.COM INC.
(Registrant)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Executive Officer
(Principal Executive Officer)

	By:	/s/ Man Keung Wai
Man Keung Wai
Chief Financial Officer
(Principal Financial Officer)

EXHIBIT INDEX

Exhibit No.	Description
31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer

31.2	Rule 13a-14(a)/15d-14(a) Certification of Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer

32.2	Section 1350 Certification of Chief Financial Officer